Form 10QSB
period 1995-09-30
AW COMPUTER SYSTEMS INC
filed 1995-11-14
CIK 319037

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

        For the transition period from _____________ to _________________


                         Commission File Number: 0-10329

                            AW COMPUTER SYSTEMS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


               New Jersey                                   22-1991981
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                    Identifications No.)


           9000A Commerce Parkway, Mt. Laurel, New Jersey 08054 08054
           ----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                  609-234-3939
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
   (Former name, address and former fiscal year, if changed since last report)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of November 10, 1995, there were issued and outstanding 4,442,544 Class A Common Shares of the Company.

       Traditional Small Business Disclosure Format (Check One): Yes X No

                                     PART I

                              FINANCIAL INFORMATION
                                   (UNAUDITED)

Item 1.   Interim Financial Statements

          Contents:

               Statements of Operations for three and nine month periods ended September 30, 1995 and 1994.

               Balance Sheets as of September 30, 1995 and December 31, 1994.

               Statements of Cash Flow for three and nine month periods ended September 30, 1995 and 1994.

               Notes to Interim Financial Statements.

                            AW COMPUTER SYSTEMS, INC.
                      COMPARATIVE STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995
                                    AND 1994
                                   (UNAUDITED)

         Three Months                                     Nine Months
     1995          1994                                1995          1994

$   878,317    $   790,103    Revenues            $ 3,131,765    $ 3,443,930

    600,828        590,909    Costs of revenues     2,040,563       2,191,156
    -------        -------                          ---------       ---------

    277,489        199,194                          1,091,202       1,252,774
    -------        -------                          ---------       ---------

                              Selling, general &
    787,130        832,566     administrative       2,675,991       2,597,995

     51,114        156,079    Development             108,202         227,002

     20,099         21,383    Interest                 78,423          40,351
    -------        -------                            -------         -------

    858,343      1,010,028                          2,862,616       2,865,348
    -------      ---------                          ---------       ---------

      8,558         15,334    Interest income          38,567          32,362

                              Loss before income
   (572,296)      (795,500)    taxes               (1,732,847)     (1,580,212)

      ---         (248,217)   Income tax benefit     (319,758)       (482,331)
    -------        -------                            -------         -------

$  (572,296)   $  (547,283)   Net loss            $(1,413,089)   $ (1,097,881)
===========    ===========                        ===========    ============


    ($0.14)        ($0.14)    Net loss per share     ($0.34)         ($0.29)
                              Average shares
3,989,957       3,856,844       outstanding         4,109,813       3,847,011


    The accompanying notes are an integral part of the financial statements.

                            AW COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)

                                     ASSETS

                                             1995           1994
                                             ----           ----


Current assets:
 Cash and cash equivalents                   $   539,716    $ 1,468,778
 Accounts and contract receivables,
  less allowance for doubtful accounts
  $488,302 and $231,000 in 1995 and 1994       1,312,742        521,899
 Costs and estimated earnings in excess
  of billings on uncompleted contracts           909,264      1,418,792
 Inventories                                     598,714        746,254
 Income taxes receivable                         280,322        574,533
 Prepaid and other current assets                 33,165         86,808
                                                  ------         ------
    Total current assets                       3,673,923      4,817,064
                                               =========      =========

Property and equipment, net                      750,143        902,742
Computer software, net                           296,532        112,814
Other assets                                      52,106         51,202
                                                  ------         ------
  Total Assets                               $ 4,772,704    $ 5,883,822
                                               ---------     ----------
                                               ---------     ----------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Line of credit                                    ---       $  550,000
 Current portion of long-term debt               291,667        633,333
 Current portion of lease obligations              7,697         16,341
 Accounts payable                                209,020        208,726
 Accrued liabilities                             163,056        122,218
 Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                                        ---            8,582
 Accrued contract costs                          294,524         59,525
 Other current liabilities                       119,707         87,383
                                                 -------         ------
  Total current liabilities                    1,085,671      1,686,108
                                               ---------      ---------

Long-term debt                                   550,000          ---
Capitalized lease obligations                      9,558         15,461
Pension costs                                    135,258        108,206

Shareholder's Equity
 Common shares:
  Class A, $.01 par; authorized 10,000,000
   shares; 4,441,514 and 3,898,044 issued and
   outstanding in 1995 and 1994, respectively     44,415         38,980
 Additional paid-in capital                    1,895,032      1,564,695
 Retained earnings                             1,109,283      2,522,372
 Deferred compensation                           (56,513)       (52,000)
                                                 -------        -------
 Total shareholders' equity                    2,992,217      4,074,047
                                               ---------      ---------
 Total liabilities and shareholders'
   equity                                    $ 4,772,704    $ 5,883,822
                                             ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                            AW COMPUTER SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995
                                    AND 1994
                                   (UNAUDITED)

       Three Months                                                     Nine Months
   1995           1994
                                                                   1995      1994

                             Cash flows, operating
                               activities:
$  (572,296)    $  (547,283)  Net loss:                          $(1,413,089)        $(1,097,881)
                             Adjustments to reconcile
                              net loss to net cash
                              provided by/(used) in
                              operating activities:
                               Depreciation and
    102,435          84,846     amortization                         287,354             238,547
                                Amortization of unearned
      8,437         (11,547)   unearned compensation                  29,237              (5,629)
       ---           (3,820)   Deferred income taxes                    ---              (24,992)
                                Decrease (increase)in:
    341,532         631,892      Accounts receivable                (790,843)          1,862,394
                                 Costs and estimated
                                  earnings on uncompleted
     (8,072)        125,266       contracts                          509,528            (207,176)
     68,008          51,735      Inventories                         147,540            (272,884)
       ---         (248,217)     Income tax receivable               325,678            (482,331)
      9,638          89,139      Prepaid expenses                     21,272             (27,349)
                                Increase (decrease) in:
    145,594         (17,962)     Accounts payable                        294            (226,078)
     62,297        (121,726)     Accrued liabilities                 116,572             (98,717)
     81,565           ---        Accrued cost                        234,999               ---
                                 Billing in excess of cost
                                  and estimated earnings on
   (224,391)        (17,768)      uncompleted contracts               (8,582)            (56,696)
    (37,348)        162,047      Other current liabilities           (16,360)            245,050
    -------         -------                                          -------             -------
                              Net cash provided by (used in)
    (22,601)        176,602    operating activities                 (556,400)           (153,742)
    -------         -------                                         --------            --------
                              Cash flows, investing
                               activities:
    (23,732)        (39,238)   Capital expenditures                  (77,103)           (329,903)
    (77,795)          ---      Computer software capitalized        (241,368)             (2,223)
    -------          ------                                         --------              ------
                              Net cash (used in) investing
   (101,527)        (39,238)   activities                           (318,471)           (332,126)
   --------         -------                                         --------            --------
                              Cash flows, financing
                               activities:
                               Net borrowing (payments):
                                Long-term debt and lease
   (230,710)        495,397      obligations                        (356,213)            930,782
                               Proceeds from issuance
       ---           28,658     of common shares                     302,022              35,758
    -------          ------                                          -------              ------
                              Net cash provided by (used in)
   (230,710)        524,055    financing activities                  (54,191)            966,540
   --------         -------                                          -------             -------
                              Increase (decrease), cash and
   (354,838)        661,419    cash equivalents                     (929,062)            480,672
                              Cash and cash equivalents:
   (894,554)      1,273,248    Beginning of period                 1,468,778           1,453,995
   --------       ---------                                        ---------           ---------
$  (539,716)    $ 1,934,667    End of period                     $   539,716         $ 1,934,667
===========     ===========                                      ===========         ===========

                                                      7
    The accompanying notes are an integral part of the financial Statements.

                            AW COMPUTER SYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)


1. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. All adjustments consisting only of normal recurrent adjustments which, in the opinion of management, are necessary for a fair statement of the results for this interim period have been made.

2.   Prior  year  balance  sheet  and  cashflow  statements   are
     restated to conform to present year presentation.

3. The Company failed to meet the net profit debt covenant under its Loan Agreements as of December 31, 1994 and the Company failed to repay the $550,000 Grid Note due on May 30, 1995. The Bank and the Company have agreed to restructure the debt as follows: the outstanding balance of the $400,000 Term Note of $125,000 was paid in full on August 1, 1995. The $500,000 Fixed Rate Note bearing interest of 7.95% will be paid in eleven monthly installments of $33,333 beginning August 1, 1995 with a final payment of $25,000 on July 1, 1996. The Company will continue to make interest payments on the $550,000 Grid Note at one and one-half percent above the bank's prime rate (9.75% on September 30, 1995). The Grid Note will mature on December 31, 1996. The Agreement prohibits the payment of dividends and requires the Company to maintain a net worth of $2,500,000 and working capital of $1,000,000. The covenant requiring a ratio of net profit after depreciation, amortization and interest to current portion of long term debt of at least 1.25 to 1 has been permanently waived.

4.   In  order to raise funds for the development of new products and  for the support of ongoing operations, on May 15,  1995 certain  officers  and directors of the  Company  and  other individuals  purchased a total of 394,000 units,  each  unit consisting  of  one share of the Company's  Class  A  Common
     Stock and one warrant to purchase an additional share of Class
     A Common Stock at an exercise price of $2.00 per share. The warrants are exercisable for five years from the date of grant. The purchase price was $.55 per unit.  The total proceeds to the
     Company,  net  of expenses, were $206,000.   The  securities
     sold are not registered for public sale under the Securities
     Act of 1933 or any state securities law and the purchasers acquired no registration rights with respect thereto.

                                     Item 2
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.


     AW's success depends upon the number of new computer systems which the Company is able to develop, customize and deliver to retailers who wish to use existing point-of-sale ("POS") equipment in conjunction with the POS systems manufactured and sold by the three major suppliers in the United States; IBM, the Global Information Solutions division of AT&T ("ATT/GIS" formerly NCR), or Fujitsu-ICL Systems, Inc. ("FJ-ICL"). Because these systems are critical to the information and customer service systems of AW's clients, they take care, through extensive evaluation and testing, to ensure operation compatible with the needs of their organizations. Therefore, the selling cycle frequently takes over a year to complete from the introductory marketing through customization and in-store "Pilot" system testing to the multiple store implementation or "Rollout" of the system

     As of November 11, 1995, AW had a backlog of firm orders for delivery within one year of $814 thousand compared to $2.3 million on November 15, 1994. Because of the size of the backlog and the length of the selling cycle described above, the Company believes that the volume of operations will remain at the relatively low level experienced in the first nine months of this year until its sales efforts can generate an increase in the flow of revenues. The Company is making arrangements with its customers to perform special programming tasks in order to generate revenues quickly. Although sales efforts have been intensified, there is no assurance that these efforts will be successful.

     Continuation of Company operations beyond the first quarter of 1996 will be dependent on the successful completion of either or both of the Company's new products: The Checker Productivity Analzyer ("CPA") and The Wizard of Point-of-Sale ("Wizard"). The CPA Project, being developed under contract with a large supermarket chain, which does not include any guaranteed minimum purchase, is designed to enhance the economic efficiency in the handling of goods by super-market operators. CPA has been installed at a Pilot Store and is expected to begin testing in December.

     The Wizard brings the familiarity of Microsoft's graphical
Windows environment to the retail Point-of-Sale operation. Unlike existing graphical POS systems that demand total replacement of a retailer's hardware and software, the Wizard adds graphical capability to existing environments. The Tudor version of Wizard has been installed at a Pilot Store and is being testing.

     Operations

     For the nine months ended September 30, 1995, revenues were $3,132,000, 9% lower than the same period in 1994, due to virtually no revenue generation by the CPA Project partially offset by increases in software services revenue. For the quarter ended September 30, 1995, revenues were $878,000, compared with $790,000 in 1994, an increase of 11% due to a significant increase in software services revenue for the quarter.

      Gross profit for the nine months ended September 30, 1995 was $1,091,000 or 35% of Revenues compared to $1,253,000 or 36% in the same period last year. During the third quarter of 1995 Gross profit was $277,500 or 32% compared to $199,000 or 25% in the prior year third quarter. Gross profit margins were negatively effected by the CPA Project. The Project has exceeded its $1.7 million contractual budget, as such, the Company has booked a loss provision of $175 thousand representing the estimated cost to complete the project. This loss provision was offset by the reversal of accrued contract costs of $125 thousand pertaining to the cancellation of an unrelated contract during the quarter, the canceled contract provided for guaranteed minimum payments which have been received, therefore, there is no negative impact on revenues as a result of the cancellation. The loss provision was further offset by a significant increase in high margin software services revenue in the third quarter.

      During the first quarter, the Company set aside $143,000 of inventory and incurred $42,000 of labor cost in preparing to ship an Aware system pursuant to a letter of intent from a large foreign retail chain. Although the letter of intent contemplated delivery prior to April 30, 1995, management of the retail chain has advised the Company that the decision on the Aware purchase will be made by the foreign entities American Joint Venture Partner. As a result of this event, there is no assurance that the contract will be awarded to AW.

      For the nine months ended September 30, 1995, selling, general and administrative (S.G.&A.) costs increased $78,000 (3%) over the same period in 1994. For the year-to-date periods, S.G.&A represented 85% of revenues compared with 75% in 1994.
During the quarter ended September 30, 1995, S.G.&A. decreased $45,000 or 5% over the same period in 1994. These changes are primarily due to a $213 thousand provision for bad debt related to a development contract for one of the Company's business partners that had difficulties selling its product, offset by decreased compensation costs related to a staff reduction of 15% on May 15, 1995. At September 30, 1995, AW had 49 employees, a decrease of eleven from the same period in 1994.

      Development expense for the three and nine months in 1995 was $105,000 and $119,000 less than the comparable periods in 1994. During the third quarter of 1994 the Company began research and development on new products, since that time one of the Company's new products "The Wizard" has reached technological feasibility, as such , expenses in the amount of $171,000 related to this project have been capitalized during 1995 in accordance with Generally Accepted Accounting Principles.

      Interest expense was higher in 1995 due to the interest associated with the term loan and line of credit borrowed in first half of 1994. Interest income was lower due to lower balances on the company's interest bearing cash accounts.

          Loss before income taxes decreased for the three months ended September 30, 1995 compared to the same period in 1994 by $223,000 from a loss of $795,500 to a loss of $572,300 while the loss increased $153,000 for the nine months ended September 30, 1995 compared to same period last year. In the third quarter and first nine months of 1995 the effective income tax benefit was 0% and 18% of the Net loss before income taxes compared to an effective tax rate of 31% for the same periods of 1994. These effective tax rates vary from the 34% corporate income tax rate due primarily to the lack of a net loss carryback provision in the New Jersey State Income Tax Code and the inability to carryback any additional losses to offset past income for Federal Income Tax purposes.

     Liquidity

      From December 31, 1994 to September 30, 1995, working capital decreased $543 thousand to $2,588 thousand or 136 days of costs and expenses compared to $3,131 thousand or 157 days of costs and expenses at December 31, 1994. Current assets decreased $1,143 thousand due to decreases in inventory and income taxes receivable of $148 thousand and $294 thousand, respectively. Additionally, as a result of progress billings on revenue contracts, costs in excess of billings decreased by $510 thousand which accounts for most of the increase in accounts receivable of $791 thousand. Current liabilities decreased $600 thousand over the period due to a decrease in current debt of $892 thousand as a result of the debt restructuring in July 1995 (see footnote 3), and a decrease of $16 thousand in leases payable and billings in excess of cost. These decreases were offset by an increase of $235 thousand in accrued contract costs and an increase of $73 thousand in other accrued liabilities.

     During this same period, cash and cash equivalents decreased by $929 thousand. The primary factors for this decrease were $556 consumed by operations, $319 thousand of investments in non-current assets, and $356 thousand in debt reduction offset by $302 thousand in proceeds from the sale of common stock. Cash and cash equivalents beyond the first quarter of 1996 will be dependent on the successful completion and roll out of the CPA or Wizard Projects.

     Financial Resources

       The primary source of funds in the near future is expected to be the Company's operations, cash and accounts receivable. At September 30, 1995 the Company had $1.85 million in cash and accounts receivable compared to $1.78 million in total liabilities. The Company's principle fixed payment obligations at September 30, 1995 were the lease for its facilities and the payments on the bank loans which are approximately $615 thousand over the next 12 months. The Company intends to continue making additional expenditures for capital equipment and software development in the future.

      In order to raise funds for the development of new products and for the support of ongoing operations, on May 15, 1995 certain officers and directors of the Company and other individuals purchased a total of 394,000 units, each consisting of one share of the Company's Class A Common Stock and one warrant to purchase an additional share of Class A Common Stock at an exercise price of $2.00 per share. The warrants are exercisable for five years from the date of grant. The purchase price was $.55 per unit. The total proceeds to the Company, net of expenses, were $206,000. The securities sold are not registered for public sale under Securities Act of 1933 or any state securities law and the purchasers acquired no registration rights with respect thereto.

                                     PART II

                                OTHER INFORMATION


Item 1.    Legal Proceedings - None.

Item 2.    Changes in Securities - None.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a  Vote of Security Holders -
None.

Item 5.    Other Information - None.

Item 6.    Exhibits and Reports on Form 8-K - None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: November 13, 1995           AW COMPUTER SYSTEMS, INC.








                                   /s/Charles W. Welch
                                   Charles W. Welch
                                   CEO/President






                                   /s/Robert O'Connor
                                   Robert O'Connor
                                   Controller-Treasurer

                                  EXHIBIT INDEX


                                                    Rule 0-3(b) Page
   Exhibit             Description                  Number Where the
   Number                                          Exhibit can be Found


    20-A       Post-Effective Amendment #1 to Form S-8      ?
               (Registration Statement No. 33-64686)

    20-B       Registration on Form S-8                     ?
