Form 10QSB/A
period 1995-09-30
AW COMPUTER SYSTEMS INC
filed 1996-01-04
CIK 319037

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A-1

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





Dated: January 4, 1996           AW COMPUTER SYSTEMS, INC.








                                   /s/Charles W. Welch
                                   Charles W. Welch
                                  CEO/President






                                   /s/Robert O'Connor
                                   Robert O'Connor
                                   Controller-Treasurer

January 4, 1996



Security & Exchange Commission
Judiciary Plaza
450 Fifth Street, NW
Washington, DC  20549

ATTN:    Document Control

REF:     AW Computer Systems, Inc.
         Amendment #1 for AW's Quarterly Report on Form 10QSB for the quarter ended September 30, 1995

Enclosed herewith for filing with the Securities and Exchange Commission is Amendment #1 for AW's Quarterly Report on Form 10Q-SB for the quarter ended September 30, 1995 as filed in compliance with EDGAR filing transmission rules.

Kindly  acknowledge  receipt  of  these  materials  via   acknowledgement   over
Compu-Serve E-Mail.

Sincerely,




/s/Robert O'Connor
Robert O'Connor
Controller-Treasurer

RO/dr

Enclosure