Form 10KSB
period 1995-12-31
AW COMPUTER SYSTEMS INC
filed 1996-04-01
CIK 319037

Page numbered in accordance with Rule 0-3(b). Page 1 of 84.
                   The Exhibit Index can be found on Page 46.

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from to

                         Commission File Number 0-10329

                            AW COMPUTER SYSTEMS, INC.
                            -------------------------
                 (Name of Small Business Issuer in its Charter)

                 New Jersey                        22-1991981
                 ----------                        ----------
     (State or other jurisdiction of    (IRS Employer Identification No.)
      incorporation or organization)

              9000A Commerce Parkway, Mt. Laurel, New Jersey 08054
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  609-234-3939
                                  ------------
                 Issuer's telephone number, including area code

      Securities registered pursuant to Section 12(b) of the Exchange Act:
      --------------------------------------------------------------------
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Shares, par value $.01 per share
                 -----------------------------------------------
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past ninety days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No N/A
 X

Issuer's revenues for its most recent fiscal year:   $3,424,341

As of March 20, 1996, the aggregate market value (based on the average closing bid and asked quotations) of the 3,546,134 Class A Common Shares held by non-affiliates of the Company was $11,634,866 and a total of 4,754,644 Class A Common Shares of the Company were issued and outstanding.

Documents Incorporated by Reference:
- ------------------------------------
Notice of and Proxy Statement for Annual Meeting of Shareholders to be held August 12, 1996 incorporated by reference into Part III hereof to the extent indicated herein.

           Page numbered in accordance with Rule 0-3(b). Page 2 of 84.

                                     PART I
                                     ------

Item 1.        Business.

               Since its inception in 1973, AW Computer Systems, Inc., a New Jersey corporation, (the "Company" or "AW") has provided retailers with custom-designed, high-performance, computer-based systems to upgrade their Point-of-Sale ("POS") operations. AW's products integrate a wide variety of POS terminals into the current store's computer systems offered by the three largest POS system manufacturers in the United States. AW has established relationships with the IBM Corporation ("IBM"), AT&T/Global Information Solutions ("AT&T/GIS"), formerly NCR Corporation, and Fujitsu-ICL Systems, Inc. ("FJ-ICL") to provide interfaces with their new POS systems, known as the 4690 Store System for IBM, UNITY for AT&T/GIS, ISS400 for FJ-ICL, and existing popular cash registers. The ability of the Company's personnel to produce de novo interface hardware and software, customized to retailers' requirements, is a critical factor in successful operations.

               The Company's target market includes nation-wide chains of retail stores and supermarkets. Because of the large size of these customers relative to the Company, many of the Company's contracts for sale of its proprietary hardware and licensing of its proprietary software comprise a significant portion of the Company's revenues in any given year. For example, in 1995, revenue from three customers accounted for 58% of total revenue (see Notes to Financial Statements).

               Products.

               The Company's main product, known as AWare, enables the use of existing popular, but older, cash registers with the POS systems manufactured by IBM, AT&T/GIS, and FJ-ICL. If AWare is used, a retail chain can upgrade its POS system while postponing the replacement of cash registers, a major cost of upgrading to current on-line POS operations, and mix older and newer models and different makes of cash registers. AW has developed AWare for use in supermarket chains, mass merchandising stores, and department stores.

               AW has developed a family of programmable microprocessor adapter boards for the IBM, the AT&T/GIS, and the FJ-ICL computers that serve as cash register controller units. They allow various NCR, Datachecker, and older IBM cash registers to operate effectively with IBM's 4680 Store Controller, the AT&T/GIS, and the FJ-ICL POS systems (the "Major Store Systems").

               Because of the rapid pace of technological change in the POS business, AW is constantly developing new products to provide additional functionality to POS systems. Products currently being developed include:

           Page numbered in accordance with Rule 0-3(b). Page 3 of 84.

                    The Checker Productivity Analyzer (CPA) Project, being developed under contract with a large supermarket chain, which does not include any guaranteed minimum purchase, is designed to enhance the economic efficiency in the handling of goods by supermarket operators. CPA has been installed at a Pilot Store and is scheduled to begin live testing shortly.

                    The Wizard brings the familiarity of Microsoft's graphical Windows environment to the retail POS operation. Unlike existing graphical POS systems that demand total replacement of a retailers hardware and software, the Wizard adds graphical capability to existing environments. The Tutor version of the Wizard is installed at two Pilot Stores and is being tested.

               The Company also presently derives additional revenue from contract programming to provide system enhancements and maintenance agreements covering all of AW's POS systems.

               The Company's Computer Systems.

               Each computer system marketed by the Company is an integrated, customized package of computer hardware and software components.

               AW typically licenses only the use of its software and sells the microprocessor controller units which are proprietary products. The computers and terminal equipment, which the Company's systems enhance, are typically manufactured and sold to AW's clients by IBM, AT&T/GIS, FJ-ICL, and other computer hardware manufacturers (See - "Suppliers" and "Marketing").

               The software directs the system's computers to perform data processing and communications functions desired by AW's customers. Most of the software used in the Company's systems is designed and developed by the Company, the most important of which is an operating system software package called the AW Kernal. This highly efficient multi-user, prioritized transaction processor operates in the AW microprocessor controller units. By performing the data processing and communications tasks, which older cash registers are unable to execute but which are required by the Major Store Systems, the Company's microprocessors and software enable various POS terminals to operate with new efficiency in a coordinated network of equipment, consisting of computers and such terminal equipment as cash registers, scanners, and debit or credit card readers.

           Page numbered in accordance with Rule 0-3(b). Page 4 of 84.

               POS Market.

               Major retailers upgrade POS systems to achieve more efficient operations through the use of accurate sales reporting and analysis direct from the cash register, automated credit and debit card authorization initiated by the cash register clerk, computerized price look-up, and electronic marketing in supermarkets. This development in retail operations has been given impetus by an increasingly competitive and promotional retail environment. While the Company believes that the IBM 4680 Retail Store System is presently the leading POS system available, the Company also believes that other POS system vendors, such as AT&T/GIS and FJ-ICL, will be successful in gaining a significant share of the POS system business. Accordingly, AW has broadened its AWare product to support these new systems.

               The retailers' principal economic barrier to implementing the new POS systems is the cost of providing stores with suitable cash registers which can communicate interactively with the Major Store Systems. At approximately $3,500 to $6,500 per checkout station, rewiring stores and installing new POS terminals can be disruptive, costly, and time consuming. The Company prices AWare so that the cost to the retailer for upgrading sixteen cash registers is approximately equal to the cost of one new cash register installation.

               Since the POS system is a retailer's primary method of servicing customers as well as capturing sales and inventory data, most store operators adopt new systems and technology only after careful study and evaluation of a working product. Consequently, the length of time between initial contact by an AW sales representative and large-scale implementation by a retail chain often exceeds a year. Furthermore, as competitive pressures continue to squeeze retail profit margins, chain operators are increasingly reluctant to pay for pilot system development, customization, and installation.

               Customers and Markets.

               The Company presently offers its POS systems to three kinds of target market retailers: 1) large general merchandise retailers, 2) large discount retail operators, and 3) supermarket grocery stores. In general, the Company's POS systems are attractive to any retailer with a large number of stores. In 1995, as in 1994, the demand for the new POS systems offered by AT&T and ICL remained soft, thereby limiting the need for AWare. Over the past three years, AW's revenues from its main product AWare have decreased as follows, $7.7 million in 1993, $3.3 million in 1994, and $2.8 million in 1995.

               The Company's business tends to center on a small number of large clients in any given year. See Note 5 of Notes to Financial Statements for information concerning the most recent three years. 1995 revenues include a concentration of 58% attributed to three customers. The Company has derived substantially all of its revenues from North America during the last three years.

           Page numbered in accordance with Rule 0-3(b). Page 5 of 84.

               Customer Backlog.

               Because nearly all customer system installations are contingent upon successful test store or "Pilot" implementations (see "Contractual Arrangements with Customers"), the total revenues from a customer cannot be considered firm until after acceptance of the Pilot system. At March 25, 1996, the total amount of the Company's firm orders for delivery within one year for maintenance services, hardware, and software was approximately $800 thousand, compared to a total of approximately $3.3 million at March 25, 1995. Because of the size of the backlog and the length of the selling cycle, frequently over a year, the Company believes that the volume of operations will remain at the relatively low level until the successful completion of either or both of its new products, CPA and Wizard.

               Competition.

                  The market  for the type of  computer  systems  offered by the
               Company is increasingly competitive. One of the principal effects of the increase in competition, most noticeable in AW's attempt to penetrate the highly competitive supermarket arena, has been the need for the Company to develop and install demonstration systems for prospective clients without commitment or compensation. This marketing structure increases selling expense and creates a substantial financial burden during the period in which the system is being prepared for Pilot use by the prospective customer.

               Important considerations for potential purchasers of the type of computer systems marketed by the Company include system performance, compatibility of the system with other software and hardware already in use, software capability, systems reliability and maintainability, capability of the systems packager to continue to develop new products which integrate new POS equipment with existing POS equipment and, to a somewhat lesser degree, the price of the system.

               Several systems integrators offer POS systems which allow retailers to connect cash registers made by various manufacturers to AT&T/GIS and IBM PS/2 computers. The Company believes that several of these companies presently offer such systems. The economic barriers to entry into this market are not high for these companies; therefore, they are potential competitors of AW. The Company believes that its products are competitive with these systems integrators because AW's proprietary devices allow a wider variety of cash registers to interact with the IBM 4680 Store System and the AT&T/GIS UNITY system than the products offered by its competitors. In addition, AW's expanding base of respected retail chains accelerates acceptance of AWare by retail managers.

           Page numbered in accordance with Rule 0-3(b). Page 6 of 84.

               IBM, FJ-ICL, and AT&T/GIS also compete with the Company. Each of these companies offers retailers POS systems that utilize in-store processors and new cash registers that they manufacture. The Company believes that there will continue to be a demand for its systems, notwithstanding the competition from these much larger and well-established companies, because some retailers that presently utilize older IBM, Datachecker, or AT&T/GIS cash registers will not wish to incur the heavy capital costs associated with an immediate conversion to an entirely IBM, FJ-ICL, or AT&T/GIS-based system.

               Marketing.

               The Company markets its computer systems through its own personnel in cooperation with IBM, AT&T/GIS, and FJ-ICL representatives from its offices in Mount Laurel, New Jersey to its customers and prospects. The Company does not offer financing or leasing for its systems, nor is such a program contemplated.

               AW has had a complementary marketing agreement with IBM for the sale of retail store systems. This type of agreement calls for mutual identification of prospects and for AW to provide specified marketing assistance. Under the agreement, AW would provide computer software and communications hardware to retailers while IBM would supply the computer equipment and network software.

               The Company has a similar arrangement with AT&T/GIS. Under this arrangement, AT&T/GIS and AW mutually designate prospective customers for the AT&T/GIS UNITY POS system. If a sale is made, AW receives a commission payment based on the AT&T/GIS equipment which is sold to the customer. Additionally, AW is a Reseller of the UNITY POS system software.

               In 1995, as in 1994, AW's marketing efforts were hampered by the immaturity of the POS systems offered by AT&T/GIS and FJ-ICL. Frequent version changes to correct early product deficiencies caused delays in implementing the systems that AW was able to sell. As in prior years, marketing of the Company's systems was also affected by competition and the reluctance of some potential customers to purchase sophisticated computer systems which are critical to store operations from a small company such as AW. Financial turmoil among certain of AW's prospective clients is also a marketing barrier. The Company has dealt with three major customers which have been under court protection in Chapter 11 of the Bankruptcy Code.

               Contractual Arrangements with Customers.

               The Company's contracts with retailers normally obligate the Company to design a system which meets the customer's specifications as set forth in the contract and to complete the installation of that system in a limited number of the customer's stores (the "Pilot"). Failure to timely complete the design and development of a system, in some cases, gives the customer the right to terminate the agreement. If the Pilot is successful, the customer may elect to proceed to full-scale implementation of the system in all of its stores (the "Rollout").

           Page numbered in accordance with Rule 0-3(b). Page 7 of 84.

               The Company normally contracts with its customers on a fixed-fee basis in three stages. At the end of each stage, the client has the option to terminate the project or proceed to the next stage.

               In the first stage, typically pursuant to a letter agreement, the technical staffs of the customer and AW jointly write a system description and develop operating and acceptance specifications. Simultaneously, a fixed-fee contract for the remaining stages is negotiated. Upon acceptance of this work, the second stage begins.

               At the beginning of the second stage, the contract for installation of a Pilot system, and later delivery of production versions, is executed. AW is typically obligated to deliver and install the AW hardware and software in sufficient quantities for the client to test the use of the system in a limited number of Pilot stores. AW also provides customized alterations to meet the client's specific needs. The client is responsible for acquiring the appropriate non-AW equipment and establishing the necessary communications network to link the stores to headquarters and establish or provide an on-line clearing house link from client headquarters for credit authorization and appropriate POS terminal equipment for use in the system. Upon completion of the Pilot system, AW grants the client a restricted non-exclusive license to use the Pilot system in only the stores under test. During the Pilot, AW also provides training and close operational support to the client. Upon acceptance of the Pilot, the client has the option to proceed to the third stage.

               In the third stage or Rollout, AW delivers production versions of the system for use in the client's stores. The client is responsible for purchasing the store computers and ensuring that the store communications network functions, as jointly agreed with AW.

               Effective upon the installation of a system, the customer ordinarily pays AW for a non-exclusive, non-transferable, perpetual license to use the system in its business. Under the contract, the customer also purchases the AW-designed computer hardware used in the system for a specified price.

               The price which the Company charges for a particular system depends upon the type and amount of hardware used in the system and the complexity of the system. Prices for the Company's systems range from $10,000 for a simple "add-on" software feature for an existing system to $3 to $6 million for a major system installation.

               The computers and terminal equipment used in the Company's systems are serviced by their respective manufacturers or other persons. AW warrants its data communications equipment and proprietary software and firmware programs against design defects for a specified period, normally not in excess of twelve months. Warranty liabilities have been nominal. Upon the expiration of the warranty period, AW services its proprietary data communication devices for its customers at its regular rates for such services then in effect.

           Page numbered in accordance with Rule 0-3(b). Page 8 of 84.

               After the warranty period, AW typically provides software maintenance service to its clients for a fee depending on the number of stores using the AW system. Under these agreements, the Company usually provides telephone "hot-line" support, updated versions of the AW system as they are released and, if necessary, on-line programming changes to maintain system performance.

               Suppliers.

               Manufacture of the Company's hardware products principally involves circuit design, selection, and the assembly of purchased electronic, electrical and peripheral components (such as custom-made printed circuit boards, custom-manufactured enclosures, custom-manufactured application specific integrated circuits, standard integrated circuits, components and power supplies). The Company also makes use of programmable array logic chips in order to minimize physical size and to protect against reverse engineering by competitors. Agreements exist with the Company's suppliers to restrict them from selling to others any custom components supplied to the Company. Most of the components of the Company's hardware products are commonly available, industry-standard material.

               From time-to-time, the electronics industry has experienced periodic shortages in the supply of certain standard semiconductor devices. It is the Company's policy to maintain alternate sources for all important components, as well as to adjust inventories, in anticipation of delayed delivery times. Currently, however, some components utilized in the Company's products are available only from a single source. No assurance can be given that future shortages would not have an adverse effect on the Company's business. Thus far, the Company's profit margins and delivery commitments have not been affected by these market fluctuations.

               Research and Development.

               The Company operates in an industry which is subject to rapid technological change. The Company's ability to compete depends upon, among other things, its ability to offer its customers state-of-the-art computer systems. Accordingly, AW's expenditures for the development of new data communications equipment, software, and firmware are expected to continue at existing or higher levels in the future (see Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Research and Development).

               The Company protects its investment in software through use of unregistered copyrights and by reliance on trade secrecy laws. The Company's use of custom application specific integrated circuits ("ASIC") and programmable array logic chips ("PAL") presents economic barriers to unauthorized copying of the Company's products. The Company requires all technical personnel to sign nondisclosure agreements with respect to the Company's products. There can be no assurance that others will not unauthorizedly copy the Company's products despite these protective devices. The Company believes that the most effective protection of its trade secrets is rapid development of improved hardware and software which makes use of the latest technology.

           Page numbered in accordance with Rule 0-3(b). Page 9 of 84.

               Employees.

               On March 22, 1996, the Company employed 42 full-time persons: 8 in sales, management, and administration: 27 in software development and production ;and 7 in hardware development and production; compared to the 59 full-time persons employed at March 22, 1995 (15 in sales, management, and administration; 8 in hardware design and production; and 36 in software development and production). From time-to-time, AW employs computer design consultants and technicians on a temporary basis. None of the Company's employees is represented by a labor union.


Item 2.        Properties.

               The Company leases its administrative offices and sales and programming facilities (containing approximately 30,000 square feet of space) in Mount Laurel, New Jersey. The Company pays approximately $24,000 per month, including its share of taxes, insurance and other expenses customarily borne by a tenant under a "net" lease, which has been extended to March 15, 1999. The Company does not own, and leases no other, real property. The Company believes that its facilities are satisfactorily maintained.

Item 3.        Legal Proceedings.

               None.

Item 4.        Submission of Matters to a Vote of Security Holders.

               None.

          Page numbered in accordance with Rule 0-3(b). Page 10 of 84.

                                     PART II
                                     -------

Item 5.        Market  for  the  Registrant's   Common  Equity  and  Related
               Stockholder Matters.

               The following table shows the quarterly range of prices for the Company's Class A Common Shares, as reported by the National Association of Securities Dealers Automated Quotation system for the period January 1, 1994 through December 31, 1995. Prices shown represent actual trades.


                                                        High              Low
                                                        ----              ---
March 31, 1994                                         3 5/8            1  1/2
June 30, 1994                                          2 1/8            1  1/16
September 30, 1994                                     1 3/4               7/8
December 31, 1994                                      1 3/4              13/16

March 31, 1995                                         2 1/8            1  5/16
June 30, 1995                                          1 1/2            1
September 30, 1995                                     2                  15/16
December 31, 1995                                      2 5/16           1  3/8

               Holders. On March 25, 1996, there were approximately 1,873 holders of Class A Common Shares, including holders of record and participants in security position listings.

               Dividends. The Company has not paid any cash dividends on its Common Shares. The Company's credit agreements, with its bank, prohibit the payment of dividends.

          Page numbered in accordance with Rule 0-3(b). Page 11 of 84.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Results of Operations.

               AW's success depends upon the number of new computer systems which the Company is able to develop, customize, and deliver to retailers who wish to use existing POS equipment in conjunction with one of the POS systems offered by any of the three largest POS system manufacturers in the United
States: IBM, AT&T/GIS, or FJ-ICL. These systems are critical to the information and customer service systems of AW's clients. Therefore, the selling cycle frequently takes over a year to complete from the introductory marketing through in-store "Pilot" system testing phases of this process. The Company typically contracts with its clients on a long-term, fixed-fee basis for the development, customization, pilot testing, and licensing of the use of these systems in multiple stores (the "Rollout") and, therefore, reports this activity as contract revenues. AW derives additional revenues from on-going client support revenue ("Maintenance"), fee for service programming activity, and one-time system software licensing.

               Because nearly all customer system installations are contingent upon successful test store or Pilot implementations, the backlog of total revenues from a customer project cannot be considered firm until after the Pilot has been accepted by the customer. At March 25, 1996, AW had a backlog of firm orders for delivery within one year of $800 thousand compared to $3.3 million at March 25, 1995.

               During the first quarter of 1995, the Company set aside $143,000 of inventory and incurred $42,000 of labor cost in preparing to ship an AWare system pursuant to a letter of intent from a large foreign retail chain. Although the letter of intent contemplated delivery prior to April 30, 1995, management of the retail chain has advised the Company that the decision on the AWare purchase will be made by the foreign entity's American joint venture partner. As a result of this event, there is no assurance that the contract will be awarded to AW.

               Continuation of Company operations beyond the second quarter of 1996 will be dependent on the successful completion and receipt of substantial orders on either or both of the Company's new products: the Checker Productivity Analyzer ("CPA") and the Wizard of POS ("Wizard"). The CPA Project, being developed under contract with a large supermarket chain, which does not include any guaranteed minimum purchase, is designed to enhance the economic efficiency in the handling of goods by supermarket operators. CPA has been installed at a Pilot Store and is expected to begin live testing shortly. The Wizard brings the familiarity of Microsoft's graphical Windows environment to the retail POS operation. Unlike existing graphical POS systems that demand total replacement of a retailer's hardware and software, the Wizard adds graphical capability to existing environments. The tutor version of Wizard is installed at two Pilot Stores and is being tested.

               AW has established relationships with AT&T/GIS and FJ-ICL to provide interfaces between their new POS systems and existing popular cash register models.

          Page numbered in accordance with Rule 0-3(b). Page 12 of 84.

               Revenues.

                    1995.

                    Revenues in 1995 declined $1.3 million or 27% below the revenue flow in 1994 primarily due to sharply reduced sales of the Company's principal product, AWare. During 1994 it became evident that the POS system products being introduced by AT&T/GIS and FJ-ICL were not ready for aggressive marketing. Consequently, sales of AWare continue to be adversely affected. AW was able to sell AWare to only one new customer during the year. AWare revenues were $2.8 million in 1995 compared to $3.3 million in 1994. AWare sales made up 95% of revenue in 1995, 69% in 1994 and 92% in 1993. In order to stimulate revenues, AW broadened the functionality of AWare to support the acceptance of debit cards by retailers as payment at the point-of-sale. This development produced additional revenues from one existing customer in 1995.

                    The development contract for a new product, known as CPA, designed to enhance the economic efficiency of the checkout process in supermarkets has exceeded its $1.7 million contractual budget; as such, the Company has recognized a loss provision of $300 thousand representing the estimated cost to complete the contract. The recognition of a loss on the contract during 1995 caused a reduction in revenue of $13 thousand on a percentage completion basis. Due to uncertainties inherent in the estimation process, it is reasonably possible that the completion costs for the project will be further revised in the near term. Under the terms of this contract with a well established corporation, reporting revenues in excess of $10 billion and shareholders' equity greater than $900 million, ownership of the product will be transferred to the contract partner while exclusive marketing rights will remain with AW. AW has granted the contract partner a warrant to purchase 236,773 shares of AW's Class A Common Shares.

                    Other important sources of revenue for AW in 1995 included software services revenues, maintenance fees, and contract programming for AW's customers.

                    1994.

                    Revenues in 1994 declined $3.6 million or 43% below the revenue in 1993 primarily due to sharply reduced sales of the Company's principle product, AWare. AWare revenues were $3.3 million in 1994 compared to $7.7 million in 1993. During 1994 it became evident that the POS system products being introduced by AT&T/GIS and FJ/ICL were not ready for aggressive marketing, consequently adversely affecting AWare sales.

          Page numbered in accordance with Rule 0-3(b). Page 13 of 84.

                    1993.

                    The largest revenue sources in 1993 were AWare shipments to IBM for Winn-Dixie, Kroger Stores, Inc. and development for FJ-ICL. Revenues were 9.3%, or $854,000, lower in 1993 compared to 1992 primarily due to slower than expected sales of AWare equipment. In July 1993, the Company assisted AT&T/GIS with the installation of the first UNITY-equipped supermarket. Although normal first installation adjustments had been anticipated, their resolution was not accomplished in time to generate substantial "Rollout" orders in 1993.

               Costs.

                    1995.

                    The direct profit margin was compressed in 1995 to 22% compared to 42% in 1994. This decrease is related to the continued decline in AWare revenue,as well as, the development contract (CPA Project) which has exceeded its $1.7 million budget. In addition, the Company took a charge of $115 thousand to reserve for slow moving AWare inventory. Cost of revenues decreased only 3% in 1995 compared to 1994 as a result.

                    1994.

                    The direct profit margin was compressed in 1994 to 42% compared to 59% in 1993 primarily as a result of the large development contract referred to in the discussion of 1995 Revenues that was being performed on a break-even basis. Costs of revenues decreased only 19% in 1994 compared to 1993 as a result.

                    1993.

                    The direct profit margin decreased to 59% in 1993 from 65% in 1992. Costs of revenues increased 4.5%, or $145 thousand, in 1993 primarily as a result of the high level of development activity compared to 1992. Contracts requiring development generated $1.6 million, or 47%, of costs in 1993 compared to $854 thousand, or 26%, of costs in 1992. Development activity is comparatively less profitable than shipment of rollout hardware for AWare.

          Page numbered in accordance with Rule 0-3(b). Page 14 of 84.

               Expenses.

                    1995.

                    Selling, general and administrative expenses decreased $291 thousand, or 8%, in 1995 compared to 1994 due primarily to a decrease in compensation expense related to the reduction of 17 staff positions during the year. Expenses increased as a percentage of revenues from 83% in 1994 to 101% in 1995 primarily because of the continued drop in revenues from the Company's main product, AWare. In March 1995, the Chairman of the Board, who was consulting the Company as part of a phase-out to retirement, agreed to return to full-time status to assist in marketing the Company's products. His return to full compensation offset the savings in staff reduction by approximately $75 thousand.

                    1994.

                    Selling, general and administrative expenses increased $63 thousand, or 1.8%, in 1994 compared to 1993 due primarily to the expenses of six additional employees. During the year, a salary restraint was imposed and the Company ceased matching the contributions of its employees to the 401(k) retirement savings plan to partially offset the expenses associated with additional staff needed for development of new products. Expenses increased as a percentage of revenues from 43% in 1993 to 83% in 1994 primarily because of increased development costs.

                    1993.

                    Selling, general and administrative expenses rose $255 thousand, or 8%, in 1993 compared to 1992 principally because of the increase in facilities expense and personnel expenses primarily related to incentive compensation for all personnel.

               Research and Development.

               The data processing industry is characterized by rapid technological advances. Consequently, to the extent its financial resources permit, AW will continue developing new, and refining existing, proprietary products.

               The Company is presently engaged in development projects to produce new products which were designed to substantially enhance the economic efficiency of the checkout process in supermarkets. The Checker Productivity Analyzer (CPA) being developed under contract with a large supermarket chain which does not include any guaranteed minimum purchase, is designed to enhance the economic efficiency in the handling of goods by supermarket operators. CPA has been installed at a Pilot Store and is expected to begin testing shortly.

          Page numbered in accordance with Rule 0-3(b). Page 15 of 84.

               The Wizard brings the familiarity of Microsoft's graphical Windows environment to the retail Point of Sale operation. Unlike existing graphical POS systems that demand total replacement of a retailers hardware and software, the wizard adds graphical capability to existing environments. The tutor version of Wizard has been installed at two Pilot Stores and is being tested.
               Of the approximately $7.6 million spent on development during the last five years, $1.2 million was recorded as development expense, $5.7 million as contract expense, and $0.8 million as capitalized software. The Company now has a proprietary interface which connects an expanding list of various popular models of cash register with the current generation of microprocessors for use in POS systems and the software necessary to provide state-of-the-art applications to retail chain store operators. On a year-by-year basis, AW's development spending has been influenced by the availability of resources.

                                          Summary Of Development Expenditures

                                   1995      1994    1993    1992     1991
                                                    (In Thousands)

Contracts requiring
development                        $  1,483  1,389   1,642     854    $  285
Development expense,
         net                            167    371     131     263       246
Capitalized Software                    325     50      16     182       186
                                      -----  -----   -----   -----       ---
                                   $  1,975  1,810   1,789   1,299    $  717
                                      =====  =====   =====   =====       ===

               The Company has achieved software feasibility for two of its new products. Accordingly, AW expects to capitalize a significant portion of its remaining related development efforts for activities outside the scope of its contracts requiring development (see Note 2 of Notes to Financial Statements).

               Operating Results.

                    1995.

                    As a result of the high level of low margin contract development activity in 1995 and the low level of AWare sales, gross profit was less than Selling, general and administrative expenses. After Development and Interest expenses, the loss before income taxes was $2.6 million. The Company does not have sufficient prior years' operating income for federal income tax purposes to carry back all of the 1995 loss. The anticipated refund related to the carry back of the 1995 loss is $280 thousand. After the tax benefit, the net loss was $2.3 million, or $0.56 per share.

          Page numbered in accordance with Rule 0-3(b). Page 16 of 84.

                    1994.

                    As a result of the high level of contract development activity in 1994 that compressed the direct profit margin and the low level of AWare sales, gross profit was less than Selling, general and administrative expenses. After Development and Interest expenses, the Net loss before income taxes was $1.9 million. The Company had available sufficient prior years' operating income for federal income tax purposes to be able to carry the 1994 loss back and expects to realize a refund. After the Income tax benefit, the net loss was $1.3 million, or $0.34, per share.

                    1993.

                    Lower levels of revenues and a higher proportion of development activity reduced gross profit by $998 thousand in 1993 compared to 1992. Expansion of facilities and personnel levels were the principal reasons for a $139 thousand increase in total expenses. Consequently, pre-tax net income was $1.2 million lower in 1993. After income taxes, the decrease in 1993 net income was $661 thousand bringing earnings per share to $0.21 in 1993 compared to $0.37 in 1992 on substantially the same number of common share equivalents.

               Financial Position and Capital Resources.

               Cash flow generated by operations is AW's primary source of funds. AW's needs for cash arise principally from salary, marketing, research and development expenses and, to a lesser extent, from inventory purchasing requirements and occupancy expenses.

               During the year, working capital decreased $2 million to $1.1 million, or 55 days, of costs and expenses compared to $3.1 million, or 155 days, of costs and expenses at December 31, 1994. Current assets decreased $2 million due to decreases in inventory and income taxes receivable of $231 thousand and $294 thousand, respectively. Additionally, as a result of progress billings on revenue contracts, costs in excess of billings decreased by $961 thousand. Current liabilities decreased $13 thousand over the period due to a decrease in current debt of $408 thousand as a result of the debt restructuring in July 1995 (see Note 4 to Notes to Financial Statements), and a decrease of $9 thousand in leases payable and billings in excess of cost. These decreases were offset by an increase of $273 thousand in accrued contract costs and an increase of $131 thousand in accounts payable and other accrued liabilities.

               Cash and cash equivalents decreased by $620 thousand as of December 31, 1995 compared to December 31, 1994. The primary factors for this decrease were $110 thousand consumed by operations, $389 thousand of investments in non-current assets, and $424 thousand in debt reduction offset by $303 thousand in proceeds from the sale of common stock. Cash and cash equivalents necessary to operate at the Company's current capacity beyond the second quarter of 1996 will be dependent on the successful completion and rollout of the CPA or Wizard Projects.

          Page numbered in accordance with Rule 0-3(b). Page 17 of 84.

               The results of operations in 1995 have affected the Company's debt to equity relationship as can be seen in the following table:

                                    1995         1994        1993        1992
                                    ----         ----        ----        ----
Total liabilities                1,807,797     1,809,775   1,261,000   2,139,000
Total Shareholders' equity       2,086,456     4,074,047   5,320,000   4,292,000
Total liabilities divided by
  shareholders' equity             0.87           0.44        0.24        0.50


               Liquidity.

               The Company expects to require continued significant product development efforts and capital expenditures for plant and equipment in 1996. The Company believes its competitive position must be maintained by the development of new proprietary hardware and software products. Expenditures for these items will be funded from cash flow and from future external financing as can be arranged. Continuation of operations beyond the second quarter will be dependent on the successful completion and roll-out of either the CPA Project or the Wizard Project, or on the Company securing external financing to help bring its products to market.

               In order to raise funds for the development of new products and for the support of on-going operations, on May 15, 1995 certain officers and directors of the Company and other individuals purchased a total of 394,000 units, each consisting of one share of the Company's Class A Common Stock and one warrant to purchase an additional share of Class A Common Stock at an exercise price of $2.00 per share. The warrants are exercisable for five years from the date of grant. The purchase price was $0.55 per unit. The total proceeds to the Company, net of expenses, were $206,000. The securities sold are not registered for public sale under the Securities Act of 1933 or any state securities law and the purchasers acquired no registration rights with respect thereto.

               On March 8, 1996, the Company, in a private cash transaction, sold 250,000 Class A Common Shares for $2.00 per share to Winn-Dixie Stores, Inc. As additional consideration for the purchase of the shares by Winn-Dixie Inc., the Company modified the strike price of the warrants held by Winn-Dixie, pursuant to a Warrant Agreement dated October 28, 1993, which was entered into in consideration of the Company receiving exclusive marketing rights to the CPA product, from the previously amended price of $3.062 to $2.00 per share. By operation of anti-dilution provisions of the warrants, the number of shares into which Winn-Dixie could convert the warrants automatically and without additional consideration increased from 200,000 to 236,773 on May 15, 1995, as a result of the private placement to certain officers and directors noted above.

               The Company has engaged an investment banking firm to assist the Company in financial areas and in matters necessary to bring its new products to market.

          Page numbered in accordance with Rule 0-3(b). Page 18 of 84.

               During 1995 the Company maintained three credit arrangements with a bank. The Company had borrowings outstanding on term loans of $400,000 and $500,000 at a fixed rate of interest of 8% and 7.95%, payable in equal monthly installments. The Company had a line of credit in the amount of $600,000 with interest at the Bank's prime rate (8.00% at December 31, 1995) plus one and one-half percent. The line of credit had an outstanding balance of $550,000 on December 31, 1995.

               The Company failed to meet the net profit debt covenant required under the loan agreements as of December 31, 1994. On July 21, 1995, the Company and the Bank reached a Debt Restructuring Agreement. The terms of this Agreement are as follows: the balance of the $400,000 fixed term note at July 31, 1995 of $125,000 was paid in full; the term of the $500,000 note was accelerated from June 1999 to July 1996 (this acceleration changed the monthly installments from $8,333 through 1999 to eleven installments of $33,333 and one final installment of $25,000 on July 1, 1996); and payment of the $550,000 balance on the Line of Credit, originally scheduled for May 1995, was extended until December 31, 1996, no future advances are available under this note. The Bank permanently waived provisions requiring the Company to maintain any ratio of debt to net worth and/or any ratios relating to net operating profit so long as payments are made according to the Agreement.

               At the end of 1995, the Company's capital obligations consisted of capitalized lease obligations for equipment and an operating lease commitment for its offices which expires in 1999. The Company anticipates satisfying these obligations (approximately $250,000 annually) with funds generated from operations.

               Stock Options and Warrants.

               The Company will adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation beginning in 1996. The Company has elected the disclosure only alternative of the statement and thereby will continue to use Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for accounting purposes.

Item 7.        Financial Statements.

               Financial statements, together with the report of the Company's independent accountants thereon, are presented under Item 13 of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None.

          Page numbered in accordance with Rule 0-3(b). Page 19 of 84.

                                    PART III
                                    --------

               Items 9 through 12 are incorporated by reference to the Company's definitive proxy statement which will be filed prior to August 12, 1996 relating to its 1996 Annual Meeting of Shareholders.

                                     PART IV
                                     -------

Item 13.       Exhibits, Financial Statements and Reports on Form 8-K.

               (a)  The following documents are filed as a part of this report:

                    (1)  Financial Statements:

                         A.        Report of Independent Accountants

                         B. Consolidated Statements of Operations for the Three Years Ended December 31, 1995

                         C. Consolidated Balance Sheets, December 31, l995 and l994

                         D.       Consolidated    Statements   of   Changes   in
                                  Shareholders' Equity for the Three Years Ended December 31, 1995

                         E. Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1995

                         F.       Notes to Consolidated Financial Statements

                    (2)  Exhibits:

                         3A The Company's Restated Certificate of Incorporation. Exhibit 3A to the Company's Registration Statement No 2-68939 is incorporated herein by reference.

                         3A-1 Amendment to the Company's Restated Certificate of Incorporation dated June 30, 1987. Exhibit 3A-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 is incorporated herein by reference.

          Page numbered in accordance with Rule 0-3(b). Page 20 of 84.

Item 13.       Exhibits, Financial Statements and Reports on Form 8-K
               (Continued)

                         3B       The  Company's  Amended and Restated  By-Laws.
                                  Exhibit 3B to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 is incorporated herein by reference.

                         3C The Company's Post-Effective Amendment No. 1 to Form S-8 (Registration Statement No. 33-64686). Exhibit 3C to the Company's Quarterly Report on Form 10Q-SB for the quarter ended September 30, 1995 is incorporated herein by reference.

                         3C-1 The Company's Registration Statement on Form S-8. Exhibit 3C-1 to the Company's Quarterly Report on Form 10Q-SB for the quarter ended September 30, 1995 is incorporated herein by reference.

                         4F Specimen Certificate for Class A Common Shares. Exhibit 4F to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 is incorporated herein by reference.

                         4H-1 Note and Warrant Purchase Agreement 15% Promissory Notes With Warrants. Exhibit 4H-1 to the Company's Quarterly Report on Form 10-Q for September 30, 1990 is incorporated herein by reference.

                         4I-1 Term Note between AW Computer Systems, Inc. and National Westminster Bank, NJ in the amount of $400,000, and Letter, Grid Note and Continuing General Security Agreement dated August 28, 1992 between the Company and National Westminster Bank, NJ approving a line of credit in the amount of $250,000. Exhibit 4I-1 to the Company's Quarterly Report on Form 10-Q for September 30, 1992 is incorporated herein by reference.

                         4I-2 $600,000 Grid Note payable to National Westminster Bank New Jersey dated June 1, 1994. Exhibit 4I-2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 is incorporated herein by reference.

          Page numbered in accordance with Rule 0-3(b). Page 21 of 84.

Item 13.       Exhibits, Financial Statements and Reports on Form 8-K
               (Continued).

                         4I-3 Term Note in the amount of $500,000 and Continuing General Security Agreement, both dated May 13, 1994, between the Company and National Westminster Bank, NJ. Exhibit 4I-3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 is incorporated herein by reference.

                         4I-4 Guarantee between the Company's subsidiary and National Westminster Bank, NJ dated on May 31, 1994. Exhibit 4I-4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 is incorporated herein by reference.

                         4I-5     Letter  Agreement   between  the  Company  and
                                  NatWest Bank N.A. dated July 25, 1995.

                         10D Employment Agreement dated October 1, 1985 between Nicholas Ambrus and the Company.
                                  Exhibit 28B to the Company's Registration Statement No. 33-1898 is incorporated herein by reference.

                         10D-1 Amendment to Employment Agreement between the Company and Nicholas Ambrus. Exhibit 10D-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference.

                         10D-4 Supplemental Employment and Retirement Agreement dated March 1, 1993 between Nicholas Ambrus and the Company . Exhibit 10D-4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 is incorporated herein by reference.

                         10E Employment Agreement dated October 1, 1985 between Charles Welch and the Company. Exhibit 28C to the Company's Registration Statement No. 33-1898 is incorporated herein by reference.

                         10E-1    Amendment   Number   Two  to  the   Employment
                                  Agreement between the Company and Charles Welch dated August 31, 1995.

          Page numbered in accordance with Rule 0-3(b). Page 22 of 84.

Item 13.       Exhibits, Financial Statements and Reports on Form 8-K
               (Continued).

                         10F Employment Agreement between the Company and Charles J. McMullin dated April 25, 1994.
                                  Exhibit 10F to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 is incorporated herein by reference.

                         10G      Employment  Agreement  between the Company and
                                  P. Michael Lutze dated February 15, 1996.

                         10H Lease between Linpro Industrial Limited and the Company dated August 12, 1983. Exhibit 10H to the Company's Annual Report on Form 10-K for the year ended December 31, 1983 is incorporated herein by reference.

                         10H-1 Amendment dated August 1, 1986 to the Lease between Linpro Industrial Limited and the Company. Exhibit 10H-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 is incorporated herein by reference.

                         10H-2 Amendment dated December 2, 1986 to the Lease between Linpro Industrial Limited and the Company. Exhibit 10H-2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 is incorporated herein by reference.

                         10H-3 Sixth Amendment dated November 27, 1991 to Lease between Linpro South Jersey, Inc. and the Company. Exhibit 10H-3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated here in by reference.

                         10H-4 Seventh Amendment dated June 7, 1992 to lease between Linpro Greentree Business Centre Partnership and the Company. Exhibit 10H-4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992 is incorporated herein by reference.

          Page numbered in accordance with Rule 0-3(b). Page 23 of 84.

Item 13.       Exhibits, Financial Statements and Reports on Form 8-K
               (Continued).

                         10H-5 Eighth Amendment dated February 15, 1994 to lease between Linpro Greentree Business Centre Partnership and the Company. Exhibit 10H-5 to the Company's Annual Report on Form 10-KSB for year ended December 31, 1994 is incorporated herein by reference.

                         10J Summary of Bonus Plan. Exhibit 10J to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 is incorporated herein by reference.

                         10L Letter Agreement between the Company and the Wall Street Group. Exhibit 10L of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992 is incorporated herein by reference.

                         10M-1 IBM Business Partner Agreement Application Specialist dated January 12, 1992. Exhibit 10M-1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 is incorporated herein by reference.

                         10M-12 Development Agreement between Fujitsu-ICL and the Company dated June 29, 1993. Exhibit 10M-12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 is incorporated herein by reference.

                         10M-13 Amendment #1 to the Development Agreement between Fujitsu-ICL and the Company dated
                                  January 21, 1994. Exhibit 10M-13 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 is incorporated herein by reference.

                         10M-14 Reseller Agreement between NCR Corporation and the Company dated August 17, 1992. Exhibit 10M-14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 is incorporated herein by reference.

          Page numbered in accordance with Rule 0-3(b). Page 24 of 84.

Item 13.       Exhibits, Financial Statements and Reports on Form 8-K
               (continued).

                         10M-15 Referral Agreement between NCR Corporation and the Company dated August 17, 1992. Exhibit 10M-15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 is incorporated herein by reference.

                         10M-16 Addendum to the Referral Agreement between NCR Corporation and the Company dated December 10, 1993. Exhibit 10M-16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 is incorporated herein by reference.

                         10M-17 Letter Agreement between NCR Corporation and the Company extending repayment of the Referral Agreement dated February 23, 1995.
                                  Exhibit 10M-17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 is incorporated herein by reference.

                         10M-18 Solution Provider Agreement between Microsoft Corporation and the Company dated August 1995.

                         10N 1984 Stock Option and Stock Grant Plan of the Company. Exhibit 10N to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 is incorporated herein by reference.

                         10N-1 Amendment to the 1984 Stock Option and Stock Grant Plan. Exhibit 10O to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 is incorporated herein by reference.

                         10N-2 The Company's October 1992 Stock Option and Stock Grant Plan (as amended). Exhibit 10N-2 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992 is incorporated herein by reference.

                         10P Subscription Agreement between the Company and Winn-Dixie Stores, Inc. dated March 8, 1996.

          Page numbered in accordance with Rule 0-3(b). Page 25 of 84.

Item 13.       Exhibits, Financial Statements and Reports on Form 8-K
               (Continued).

                         10P-1 Addendum to Warrant Agreement between the Company and Winn-Dixie Stores, Inc. dated March 8, 1996.

                         10P-2    SEC Report on Form 10-C dated March 12, 1996.

                         10T-1 POS Purchase Agreement dated April 18, 1991 between Wal-Mart, Inc. and the Company.
                                  Exhibit 10T-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated herein by reference.

                         10U      Letter  Agreement   between  the  Company  and
                                  Janney Montgomery Scott Inc. dated October 4, 1995.

                         10U-1    Letter  Agreement   between  the  Company  and
                                  Janney Montgomery Scott Inc. dated January 30, 1996.

                         10U-2    Letter  Agreement   between  the  Company  and
                                  Janney Montgomery Scott Inc. dated March 5, 1996.

                         10V Agreement for the Procurement of Life Insurance dated May 13, 1986 between the Company and Nicholas Ambrus. Exhibit 10V to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 is incorporated herein by reference.

                         10W Agreement for the Procurement of Life Insurance dated May 13, 1986 between the Company and Charles Welch. Exhibit 10W to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 is incorporated herein by reference.

                         10Y IBM Subcontractor Agreement dated February 11, 1992 between the IBM Corporation and the Company with Pricing Amendment Letter dated February 25, 1992. Exhibit 10-Y to the Company's Quarterly Report on Form 10-Q for September 30, 1992 is incorporated herein by reference.

          Page numbered in accordance with Rule 0-3(b). Page 26 of 84.

Item 13.       Exhibits, Financial Statements and Reports on Form 8-K
               (Continued).

                         21       Subsidiaries of the Registrant.

                         23       Consent   of   Coopers  &   Lybrand,   L.L.P.,
                                  Independent Accountants.

                         27       Financial   Data   Schedules,   electronically
                                  filed, as per Regulation SB.

               (b) No reports on Form 8-K were filed by the Company during the last quarter of 1995.

          Page numbered in accordance with Rule 0-3(b). Page 27 of 84.


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
   Board of Directors of
   AW Computer Systems, Inc.


We have audited the consolidated financial statements of AW Computer Systems, Inc. as listed in Item 13(a) of this Form 10-KSB. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally-accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AW Computer Systems, Inc. as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally-accepted accounting principles.

The accompanying financial statements have been prepared assuming that AW Computer Systems, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, AW Computer Systems, Inc. has incurred recurring losses from operations and has recurring negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Coopers & Lybrand L.L.P
Coopers & Lybrand L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 15, 1996

          Page numbered in accordance with Rule 0-3(b). Page 28 of 84.

                            AW COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



Revenues                      $ 3,424,341    $ 4,721,168    $ 8,324,427

Costs of revenues               2,661,030      2,743,520      3,377,744
                                ---------      ---------      ---------
                                  763,311      1,977,648      4,946,683
                                ---------      ---------      ---------
Expenses:
     Selling, general and
     administrative             3,204,513      3,495,494      3,432,413

     Development                  167,379        371,480        131,454

     Interest                     100,197         62,709         35,918
                                ---------      ---------      ---------
Total                           3,472,089      3,929,683      3,599,785
                                ---------      ---------      ---------

Other Income                       67,681         46,795         36,577

Income (loss) before
  income taxes                 (2,641,097)    (1,905,240)     1,383,475

Income tax provision(benefit)    (300,079)    (  586,903)       532,540
                                ---------      ---------      ---------

Net income (loss)             $(2,341,018)   $(1,318,337)   $   850,935
                                =========      =========      =========

Net income(loss) per share       ($0.56)        ($0.34)          $0.21

Average shares outstanding      4,151,058      3,855,750     4,095,144


               The accompanying notes are an integral part of the
                       consolidated financial statements.

          Page numbered in accordance with Rule 0-3(b). Page 29 of 84.

                            AW COMPUTER SYSTEMS, INC.
             CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994

                                     ASSETS

Current Assets:
     Cash and cash equivalents                 $ 848,560         $ 1,468,778
     Accounts and contract receivables,
       less allowance for doubtful
       accounts of $110,000 in 1995 and
       $240,500 in 1994                          604,957             521,899
     Costs and estimated earnings in excess
       of billings on uncompleted
       contracts                                 458,237           1,418,792
     Inventories                                 514,791             746,254
     Income taxes receivable                     280,445             574,533
     Prepaid and other current assets            101,558              86,808
                                               ---------           ---------
          Total current assets                 2,808,548           4,817,064
     Property and equipment, net                 669,194             902,742
     Computer software, net                      363,626             112,814
     Other assets                                 52,885              51,202
                                               ---------          ----------
          Total assets                       $ 3,894,253         $ 5,883,822
                                              ==========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit                          $   500,000         $   550,000
     Current portion of long-term debt           225,000             633,333
     Current portion of lease obligations          6,918              16,341
     Accounts payable                            291,870             208,726
     Accrued contract costs                      332,653              59,525
     Accrued liabilities                         134,515             122,218
     Accrued compensation                         71,984               ---
     Billings in excess of cost and
       estimated earnings on
       uncompleted contracts                       ---                 8,582
     Other current liabilities                    51,057              87,383
                                               ---------           ---------
          Total current liabilities            1,663,997           1,686,108
Capitalized lease obligations                      8,542              15,461
Pension cost                                     135,258             108,206
Commitments & Contingencies

Shareholders' Equity
     Common shares:
       Class A, $.01 par; authorized 10,000,000
       shares; 4,467,544 and 3,897,969
       issued and outstanding in 1995
       & 1994, respectively                       44,676              38,980
     Additional paid in capital                1,895,992           1,564,695
     Retained earnings                           181,354           2,522,372
     Deferred compensation                    (   35,566)         (   52,000)
                                               ---------           ---------
          Total shareholders' equity           2,086,456           4,074,047
                                               ---------           ---------
          Total liabilities and share-
            holders' equity                  $ 3,894,253         $ 5,883,822
                                               =========           =========


               The accompanying notes are an integral part of the
                              financial statements

          Page numbered in accordance with Rule 0-3(b). Page 30 of 84.

                            AW COMPUTER SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993

                                 Class A Common Stock
                                                             Additional                                      Total
                                   Number                      Paid-in       Retained        Deferred    Shareholders'
                                    of            Amount       Capital       Earnings      Compensation      Equity
                                   Shares

Balance,
     December 31, 1992             3,747,269     $  37,473    $1,318,834   $ 2,989,774    $(   53,719)   $ 4,292,362
Issuance of stock grants              22,000           220        85,030           ---     (   85,250)           ---
Exercise of stock options             60,950           609        42,551           ---            ---         43,160
Compensation expense                   ---             ---           ---           ---        133,051        133,051
Net income                             ---             ---           ---       850,935            ---        850,935
                                   ---------        ------     ---------     ---------      ---------      ---------
Balance,
     December 31, 1993             3,830,219        38,302     1,446,415     3,840,709     (    5,918)     5,319,508
Issuance of stock grants              50,000           500       111,210           ---     (  111,710)           ---
Exercise of stock options             17,750           178         7,070           ---            ---          7,248
Compensation expense                    ---            ---           ---           ---         65,628         65,628
Net loss                                ---            ---           ---    (1,318,337)           ---     (1,318,337)
                                   ---------        ------     ---------     ---------      ---------      ---------
Balance,
     December 31, 1994             3,897,969         38,980    1,564,695     2,522,372     (   52,000)     4,074,047
                                   ---------        -------    ---------     ---------      ---------      ---------
Issuance of stock grants              30,000            300       33,450           ---     (   33,750)           ---
Exercise of stock options            145,575          1,456       85,087           ---            ---         86,543
Private Placement                    394,000          3,940      212,760           ---            ---        216,700
Compensation expense                   ---             ---           ---           ---         50,184         50,184
Net loss                               ---             ---           ---    (2,341,018)           ---     (2,341,018)
                                   ---------        -------     --------     ---------      ---------      ---------
Balance,
     December 31, 1995             4,467,544      $  44,676   $1,895,992    $  181,354    $(   35,566)   $ 2,086,456
                                   =========        =======    =========     =========      =========      =========

        The accompanying notes are an integral part of the consolidated financial statements.

          Page numbered in accordance with Rule 0-3(b). Page 31 of 84.

                            AW COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                1995           1994             1993
                                                ----           ----             ----
Cash flows from operating activities:
  Net income (loss):                         $(2,341,018)   $(1,318,337)   $   850,935
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities
 Depreciation and amortization                   377,529        328,228        364,470
 Amortization-unearned compensation               50,184         65,628        133,052
 Provision for doubtful accounts              (  130,372)        15,509         25,000
 Provision for inventory                         115,000            ---            ---
 Gain on capital disposals                    (    6,983)           ---            ---
Deferred income taxes                                ---     (   45,632)    (   65,570)
Decrease (increase) in:
     Accounts receivable                          47,314      2,145,283      1,034,452
     Cost & estimated earnings
      on uncompleted contracts                   960,555     (  576,334)    (   39,249)
     Inventories                                 116,463     (  289,107)        44,085)
     Income tax receivable                       294,088     (  449,867)    (  125,380)
     Prepaid expenses & other assets          (   16,433)    (   20,193)    (    3,386)
Increase (decrease) in:
     Accounts payable                             83,144     (  105,786)        26,232
     Accrued liabilities                          12,297     (  269,916)    (  113,348)
     Accrued cost                                273,128            ---     (  304,934)
     Other current liabilities                (   36,326)        82,364         25,809
     Accrued compensation                         71,984            ---            ---
     Pension costs                                27,052        108,206            ---
     Billing in excess of costs &
      estimated earnings on
      uncompleted contracts                   (    8,582)    (  107,817)    (   98,023)
                                               ---------      ---------      ---------
Net cash provided by (used in)
  operating activities                        (  110,976)    (  437,771)    (1,754,145)
                                               ---------      ---------      ---------
Cash flows, investing activities:
     Capital expenditures                     (  105,892)    (  395,661)    (  275,181)
     Capital disposals                            43,241            ---            ---
     Computer software capitalized            (  325,159)    (   52,327)    (   16,342)
                                               ---------      ---------      ---------
Net cash (used in) investing activites        (  387,810)    (  447,988)    (  291,523)
                                               ---------      ---------      ---------
Cash flows, financing activities:
     Net borrowing (payments)
       Line of credit                                ---        550,000     (  250,000)
       Proceeds from long-term debt                  ---        500,000            ---
       Payments on long-term debt             (  408,333)    (  141,667)    (  100,000)
       Lease obligations                      (   16,342)    (   15,039)    (   12,805)
       Advances-related party loans                  ---            ---     (   40,000)
       Issuance of common shares                 303,243          7,248         43,160
                                               ---------      ---------      ---------
Net cash provided by (used in)
     financing activities                     (  121,432)       900,542     (  359,645)
                                               ---------      ---------      ---------
Increase (decrease) cash and
     cash equivalents                         (  620,218)        14,783      1,102,977
Cash and cash equivalents:
     Beginning of year                         1,468,778      1,453,995        351,018
                                               ---------      ---------      ---------
     End of year                             $   848,560    $ 1,468,778    $ 1,453,995
                                               =========      =========      =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

          Page numbered in accordance with Rule 0-3(b). Page 32 of 84.

                            AW COMPUTER SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.        Basis of Presentation:

                  Description of Business:

                  AW Computer Systems, Inc. and subsidiary (the "Company") is principally in the business of developing and marketing specialized computer-based POS systems consisting of proprietary hardware and software. The Company derives revenues from selling the hardware and installing the software for licensed use by clients. Because of rapid technological advances in the computer systems upon which the Company bases its products and the changing needs of customers, new software and hardware must constantly be developed in order to deliver products which use the current industry standard equipment. Substantially all of the Company's revenues and backlog of orders come from the retail sector of the economy.

                  Going Concern:

                  As shown in the accompanying financial statements, the Company has incurred losses for the past two years and the resulting negative cash flow from operations. The Company's Line of Credit in the amount of $550,000 is payable on December 31, 1996 and no further advances are available to the Company under this line. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                  Management has instituted a cost reduction program which included a reduction in the labor force in May of 1995. Additionally, the Company is in the process of introducing two new pilot products into the market. Acceptance of either or both of these products by the Company's customers would generate future revenues, however the success of these products is uncertain. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.       Summary of Significant Accounting Policies:

                  Principals of Consolidation:

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

          Page numbered in accordance with Rule 0-3(b). Page 33 of 84.

                  Accounting Estimates:

                  The preparation of financial statements in conformity with generally-accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Revenue Recognition:

                  Revenue and costs are recognized on fixed-price contracts using the percentage of completion method. The percentage of completion is based upon the percentage of total cost of labor performed to the estimated total labor costs to be incurred under the contract. This method is used because management considers labor performed to be the best available measure of progress on these contracts.

                  Contract costs include all direct labor, material and overhead costs. Revisions to estimated costs and contract profitability are recognized in the period the revisions are determined. Provisions for estimated losses on contracts are recorded in the period such losses become evident.

                  Revenue from the licensing of computer software is recognized when the software is accepted by the customer.

                  Revenue under maintenance contracts is recognized ratably over the life of the contract.

                  Cash and Cash Equivalents:

                  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The carrying amount reported in the balance sheet approximates its fair value.

                  Inventories:

                  Inventories are stated at the lower of cost (determined by the first-in, first-out method), or market. After a periodic review of inventory, management provides an allowance for obsolete or nonsalable items to ensure statement of inventory at the lower of cost or market.

          Page numbered in accordance with Rule 0-3(b). Page 34 of 84.

                  Property and Equipment:

                  Property and equipment are carried at cost. Expenditures for major renewals, improvements and betterments are capitalized and minor repairs and maintenance are charged to expense. When assets are sold, the related cost and accumulated depreciation are removed from the accounts and any gain or loss from such disposition is included in operations. Leasehold improvements are capitalized and amortized over the term of the lease.

                  Computer Software:

                  The Company capitalizes computer software development costs and costs of product enhancements incurred subsequent to the establishment of technological feasibility and up to the time the product becomes available for general release. Maintenance and upgrades are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the remaining estimated economic life of the product including the period being reported on. It is reasonably possible that the remaining estimated economic life of the software will be reduced significantly in the near term due to competitive pressures. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term. Amortization expense of computer software costs was approximately $74,000, 61,000, and $173,000 in 1995, 1994, and
                  1993, respectively.

                  Depreciation and Amortization:

                           Property and Equipment:

                           Property and equipment is depreciated or amortized on the straight-line method over the estimated useful lives of the assets (ranging from five to seven years).

                           Capitalized Software:

                           Capitalized software development and enhancement costs are amortized on a product-by-product basis. Amortization is included in costs of revenues and is computed using the straight-line method over the estimated life of the product (ranging from one to three years). Accumulated amortization as of December 31, 1995 and 1994 was $1,111,000 and 1,037,000,
                           respectively.

          Page numbered in accordance with Rule 0-3(b). Page 35 of 84.

                  Equipment Warranty:

                  The Company's equipment products and proprietary software programs are warranted by the Company against design defects for a specified period, normally not in excess of twelve months. Provision for future claims has been evaluated based on historical experience.

                  Income Taxes:

                  Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                  Net Income per Class A Common Share:

                  Net income (loss) per Class A Common Share is computed based on the average number of Class A Common Shares outstanding during the year, after giving effect to all dilutive common stock equivalents outstanding.

                  Concentration of Credit:

                  The Company sells primarily to customers in the retail industry throughout the United States and Canada. The financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and accounts receivable. As of December 31, 1995, approximately 67% of the recorded accounts receivable were concentrated with two customers. To reduce credit risk, the Company performs a credit evaluation of its customers' financial conditions and has generally short payment terms. The Company does not require collateral on its accounts receivable and its losses on accounts receivable have been within Management's expectations. The Company maintains its cash and cash equivalents primarily in two financial institutions in excess of insured limits.

                  Reclassification:

                  Prior years balance sheet and cash flow statements are reclassified to conform to present year presentation.

          Page numbered in accordance with Rule 0-3(b). Page 36 of 84.

3.       Statement of Cash Flows:

         Supplemental disclosure of cash flow information:

         Cash paid during the years for:       1995         1994        1993
                                               ----        ----         ----
                   Interest                  $100,197    $62,709    $ 35,918
                   Taxes                          293      2,225     784,483

         Supplemental disclosure of non-cash investing and financing activities:

                                              1995         1994        1993
                                              ----         ----        ----
          Equipment acquired under
                   capital leases            $ ---       $  ---     $ 14,416
          Issuance of stock grants            33,750      111,710     85,250

4.       Contracts Requiring Development:

         The fixed price contracts by which the Company recognizes revenues frequently involve development of new software programs and/or hardware components. The Company retains ownership of the products developed under most of these contracts. If the newly developed product(s) fail to meet specifications under the contract, the Company does not usually have an obligation to refund to clients any revenues received.
         Revenues and costs recognized under these contracts have been:

                                                1995        1994        1993
                                                ----        ----        ----
          Contract revenues                  $1,420,000  $1,903,000  $2,606,000
          Cost of contract revenues           1,483,000   1,389,000   1,642,000

         The Company is currently providing research and development to one of its major customers pursuant to an Application System Prototype Development Agreement (CPA Project). To date, $1,532,000 and $2,097,000 have been recognized as revenues and cost under this Agreement, respectively. The Project has exceeded its $1,700,000 contractual budget, as such, the Company has recognized a loss provision of $300,000 representing the estimated cost to complete the project. Due to uncertainties inherent in the estimation process, it is reasonably possible that the completion costs for the Project will be further revised in the near term. Under this Agreement, the Company retains sole marketing rights of the technology and is required to pay royalties.

          Page numbered in accordance with Rule 0-3(b). Page 37 of 84.

5.       Major Customers:

         Information concerning major customers is as follows:

                                                                                                                Revenues
                      Year Ended      Number of        attributable to each
                     December 31,  major customers         major customer
                     ------------  ---------------         --------------
                         1995          Three             21%, 21%, and 16%
                         1994           Two                 27% and 24%
                         1993          Three             29%, 25%, and 10%

6.       Income Taxes:

         The provision (benefit) for income taxes consists of the following:

          Current:                              1995       1994         1993
                                                ----       ----         ----
                   Federal                   $(300,079)  $(634,960)  $ 450,107
                   State                         ---         2,425     148,003
                                               -------     -------     -------
                                              (300,079)   (632,535)    598,110
                   Deferred                      ---        45,632    ( 65,570)
                                               -------     -------     -------
                                             $(300,079)  $(586,903)  $ 532,540
                                               =======     =======     =======

         Deferred tax assets  (liabilities)  comprised the following at December
         31:

                                                          1995          1994
                                                          ----          ----
             Excess tax basis over book basis of
                      property and equipment           $  19,253     $  2,223
             Excess book basis over tax basis of
                      computer software                 (145,210)     (38,356)
             Excess book basis over tax basis of
                      bad debt and inventory allowance    53,600       21,571
             Excess  book basis over tax basis of
                      non-qualified defined pension       54,103       36,720
             Net operating loss carryforwards            817,679      153,000
             Other                                         ---          ---
                                                         -------      -------
                                                         799,425      175,158
                                                         -------      -------
             Valuation allowance for deferred tax asset (799,425)    (175,158)
                                                         -------      -------
                                                        $  ---       $  ---
                                                         =======      =======

          Page numbered in accordance with Rule 0-3(b). Page 38 of 84.

         The Company has a net operating loss (NOL) carry forward for federal tax purposes of $409,000 which expires in the year 2010, and a state tax NOL carry forward of $409,000, $153,000 expires in 2000 and $256,000 expires in 2001. The Company has established a full valuation allowance for this balance.

         Reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                             1995        1994       1993
                                             ----        ----       ----
                                                       Percent

          Federal statutory rate             (34.0)      (34.0)     34.0
          State income tax rate, net of
            federal income tax benefit       ( 6.0)      ( 9.0)      6.0
          Change in deferred tax asset
            valuation allowance               30.3        10.0       ---
          Other, net                          (1.7)        2.2     ( 1.5)
                                               ---         ---      ----
          Effective tax rate                 (11.4)      (30.8)     38.5
                                              ====        ====      ====

7.       Costs Incurred and Estimated Earnings on Uncompleted Contracts:

         Costs incurred and estimated earnings on uncompleted contracts consist of the following:

                                                 1995                 1994
                                                 ----                 ----

          Costs incurred on uncompleted
             contracts                       $ 2,358,278         $ 2,832,768
          Estimated earnings                      45,497             713,508
                                               ----------          ---------
                                               2,403,775           3,546,276
          Less:  Billings to date              1,945,538           2,136,066
                                               ---------           ---------
                                             $   458,237         $ 1,410,210
                                               =========           =========
          The foregoing is included in the
             accompanying balance
             sheets under the following
             captions:
           Costs incurred and estimated
             earnings in excess of
             billings on uncompleted
             contracts                       $   458,237         $ 1,418,792
           Billings in excess of costs incurred
             and estimated earnings on
             uncompleted contracts            (    ---  )         (     8,582)
                                               ---------            ----------
                                             $   458,237         $  1,410,210

                                                =========           =========

          Page numbered in accordance with Rule 0-3(b). Page 39 of 84.

8.       Inventories:

         Inventories consist of the following:

                                                1995               1994
                                                ----               ----
          Finished products                  $  20,155           $ 85,914
          Work in process                      259,820            370,229
          Raw material                         234,816            290,111
                                               -------            -------
                                             $ 514,791           $746,254
                                               =======            =======

9.       Property and Equipment:

         Property and equipment consists of the following:

                                                 1995                1994
                                                 ----                ----
           Furniture and equipment          $ 1,929,188          $ 1,832,887
           Automotive equipment                 123,606              204,578
           Leasehold improvements               342,263              331,385
           Property under capital lease          73,578               73,578
                                              ---------            ---------
                                              2,468,635            2,442,428
           Less:  accumulated depreciation
                  and amortization            1,799,441            1,539,686
                                              ---------            ---------
                                             $  669,194          $   902,742
                                              =========            =========

         Depreciation expense was $303,000, $265,000, and $192,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

10.      Benefit Plans:

         The Company has a 401(k) defined contribution retirement plan that covers substantially all employees. Eligible employees may contribute up to 15% of compensation with matching contributions at the Company's option. Effective June 30, 1994, the Company suspended matching contributions. The Company contributed $0 and $95,200 in 1995 and 1994, respectively, to the plan.

          Page numbered in accordance with Rule 0-3(b). Page 40 of 84.

11.      Debt:

         During 1995 the Company maintained three credit arrangements with a bank. The Company had borrowings outstanding on term loans of $400,000 and $500,000 at a fixed rate of interest of 8% and 7.95%, payable in equal monthly installments. The Company had a line of credit in the amount of $600,000 with interest at the bank's prime rate (8.00% at December 31, 1995) plus one and one-half percent. The line of credit had an outstanding balance of $550,000 on December 31, 1995. The credit facilities are collateralized by substantially all of the Company's assets. The carrying amount of the Company's credit arrangements approximate their fair value.

         The Company failed to meet the net profit debt covenant required under the loan agreements as of December 31, 1994. On July 21, 1995 the Company and the Bank reached a Debt Restructuring Agreement. The terms of this Agreement are as follows: The balance of the $400,000 fixed term note at July 31, 1995 of $125,000 was paid in full. The term of the $500,000 note was accelerated from June 1999 to July 1996. This acceleration changed the monthly installments from $8,333 through 1999 to eleven (11) installments of $33,333 and one final installment of $25,000 on July 1, 1996. Payment of the $550,000 balance on the Line of Credit, originally scheduled for May 1995, was extended until December 31, 1996. The Bank permanently waived provisions requiring the Company to maintain any ratio of debt to net worth and/or any ratios relating to net operating profit so long as the Company continues to make payments under the Agreement. The Agreement prohibits the payment of dividends.

         Debt consists of the following:

                                                1995                1994
                                                ----                ----
         Term loan payable                   $225,000            $  633,333
         Line of credit                       550,000               550,000
                                              -------             ---------
                                             $775,000            $1,183,333
                                              =======             =========

12.      Leases:

         The Company leases office facilities under a lease which has been extended through 1998. The rental expense for the operating lease totaled $252,000, $215,000 and $212,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

          Page numbered in accordance with Rule 0-3(b). Page 41 of 84.

         At December 31, 1995, annual future minimum lease payments under capital and operating leases and the present value of minimum lease payments are as follows:

                                         Capital Leases      Operating Leases
          Minimum lease payments:

                    1996                     $  8,104            $ 257,897
                    1997                        5,087              264,709
                    1998                        4,240              270,373
                    1999                         ---                56,563
                                                -----              -------
          Total minimum lease payments         17,431            $ 849,542
          Less amounts representing interest    1,971              =======
                                               ------
          Present value of minimum lease
            payments                          15,460
          Less:  current maturities            6,918
                                              ------
          Long-term maturities               $ 8,542
                                              ======

13.      Commitments and Contingencies:

         The Company has entered into an agreement with its former Chief Executive Officer under which he has commenced to act as Chairman effective December 31, 1993 and as a consultant on a part-time basis for a period of five years. During the period that the former Chief Executive Officer consults on a part-time basis, he will vest in a non-qualified, defined pension plan. The total accrual as of December 31, 1995 was $135,000; total expense was $27,000 and $108,000 in 1995 and 1994, respectively. The Company will continue accruing benefits when the Chairman returns to part-time consulting status.

14.      Stockholders Equity:

         In order to raise funds for the development of new products and for the support of ongoing operations, on May 15, 1995 certain officers and directors of the Company and other individuals purchased a total of 394,000 units, each consisting of one share of the Company's Class A Common Stock and one warrant to purchase an additional share of Class A Common Stock at an exercise price of $2.00 per share. The warrants are exercisable for five years from the date of grant. The purchase price was $0.55 per unit. The total proceeds to the Company, net of expenses, were $206,000. The securities sold are not registered for public sale under the Securities Act of 1933 or any state securities law and the purchasers acquired no registration rights with respect thereto.

          Page numbered in accordance with Rule 0-3(b). Page 42 of 84.

15.      Stock Options and Warrants:

         Stock option and warrant transactions for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                             Incentive                              Non-Qualified
                                               Stock             Per Share          Options and           Per Share
                                              Options           Option Price          Warrants           Option Price
                                              -------           ------------          --------           ------------

        Balance, December 31, 1992                 393,300    $0.375 to $3.03            102,491       $0.25 to 0.5.75
        Granted                                       ---           ---                  200,000           $3.625
        Expired                           (          6,900)    $0.59 to $2.75     (        2,700)           $2.75
        Exercised                         (         58,450)   $0.375 to $2.75     (        2,500)           $2.75
                                           ----------------                        -------------
        Balance, December 31, 1993                 327,950    $0.375 to $3.03            297,291        $0.25 to $5.75
        Granted                                       ---                                   ---
        Expired                           (          6,450)    $0.59 to $1.22     (        4,700)           $1.22
        Exercised                         (         17,750)   $0.375 to $0.59               ---              ---
                                           ---------------                          ------------
        Balance, December 31, 1994                 303,750    $0.375 to $1.22            292,591       $0..25 to $5.75
        Granted                                    225,991         $1.00                 476,282        $1.00 to $2.00
        Expired                           (         55,966)   $0.375 to $1.22               ---              ---

        Exercised                         (        138,575)    $0.59 to $1.22     (        7,000)           $0.59
                                           ---------------                         -------------
        Balance, December 31, 1995                 335,200     $0.59 to $1.22            761,873        $1.00 to $2.00
                                           ===============                         =============
        Shares exercisable ,
                 December 31, 1995                 335,200                               761,873


         As shown in the foregoing table, during 1993, in connection with a development contract, the Company issued 200,000 warrants to acquire the Company's stock, this Warrant Agreement included a non-dilution clause which resulted in the issuance of an additional 36,773 warrants in 1995. The adjustment was related to a Private Placement of 394,000 units in May 1995. These additional warrants are included as an addition to non qualified options in 1995.

         The Company has various incentive plans. Under these plans, incentive stock options, non-qualified stock options and stock grants may be issued to officers and key employees. Incentive stock options are exercisable at a price equal to the fair market value of the shares at the date of grant. Non-qualified options will be exercisable at a price, not less than $0.50 per share, determined by the Board of Directors. All options are exercisable for no longer than ten years from the date of the grant. The plans also provide for grants of stock subject to at least six months deferred vesting. The options generally vest or become fully exercisable over periods ranging from one to four years.

          Page numbered in accordance with Rule 0-3(b). Page 43 of 84.

         Related Party Transaction:

         The Company has two notes receivable from outside directors of the Company totaling $40,000 which is included on other assets on the balance sheet. Interest is charged and paid monthly at a rate equal to the rate received by the Company on its cash balances (approximately 3.0%).

         Subsequent Event:

         On March 8, 1996, the Company, in a private cash transaction, sold 250,000 Class A Common Shares for $2.00 per share to Winn-Dixie Stores, Inc. As additional consideration for the purchase of the shares by Winn-Dixie Stores, Inc., the Company modified the exercise price of the warrants held by Winn-Dixie, pursuant to a Warrant Agreement dated October 28, 1993, which was entered into in consideration of the Company receiving exclusive marketing rights to the CPA product, from the previously amended price of $3.062 to $2.00 per share.

          Page numbered in accordance with Rule 0-3(b). Page 44 of 84.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AW COMPUTER SYSTEMS, INC.
                                          (Registrant)


                                          By:/s/Charles Welch
                                             Charles Welch
                                             Chief Executive Officer/President

                                          By:/s/Robert O'Connor
                                             Robert O'Connor
                                             Controller and Treasurer
                                             (Principal Financial Officer)

Dated:   March 25, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title                       Date
/s/Nicholas Ambrus            Chairman                      March 25, 1996
Nicholas Ambrus

/s/Charles Welch              CEO/President/Director        March 25, 1996
Charles Welch

/s/Charles McMullin           Chief Operating Officer/      March 25, 1996
Charles McMullin              Director

/s/P. Michael Lutze           Senior Vice President/        March 25, 1996
P. Michael Lutze              Director

/s/Richard A. Schroeter       Director                      March 25, 1996
Richard A. Schroeter

/s/Robert J. Hannon           Director                      March 25, 1996
Robert J. Hannon


          Page numbered in accordance with Rule 0-3(b). Page 45 of 84.

Supplemental Information to be furnished with Reports Filed Pursuant to Section l5(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section l2 of the Act.


                                 Not Applicable.

          Page numbered in accordance with Rule 0-3(b). Page 46 of 84.


                                  EXHIBIT INDEX

                                                      PAGE NUMBERED IN SEQUENTIAL
                                                           NUMBERING SYSTEM AS
    EXHIBIT                                            DESCRIBED IN RULE 0-3(b)
     INDEX                   DESCRIPTION OF INDEX     WHERE EXHIBIT CAN BE FOUND
3A        Amendment to the Company's Restated     Exhibit 3A-1 to the Company's Quarterly
          Certificate of Incorporation dated      Report on Form 10-Q for the quarter
          June 30, 1987.                          ended June 30, 2987 is incorporated
                                                  herein by reference at page 19.

3A-1      Amendment to the Company's Restated     Exhibit 3A-1 to the Company's Quarterly
          Restated Certificate of Incorporation   Report on Form 10-Q for the quarter
          dated June 30, 1987.                    ended June 30, 1987 is incorporated
                                                  herein by reference at page 19.

3B        The Company's Amended and Restated      Exhibit 3B to the Company's Annual
          Restated By-Laws.                       Report on Form 10-KSB for the year
                                                  ended December 31, 1994 is incorporated
                                                  herein by reference at page 20.

3C        The Company's Post-Effective            Exhibit 3C to the Company's Quarterly
          Amendment No. 1 to Form 2-8             Report on Form 10-QSB for the quarter
          (Registration Statement No. 33-         ended September 30, 1995 is incorporated
          64686).                                 herein by reference at page 20.

3C-1      The Company's Registration              Exhibit 3C-1 to the Company's Quarterly
          Statement on Form S-8.                  Report on Form 10-QSB for the quarter
                                                  ended September 30, 1995 is incorporated
                                                  herein by reference at page 20.

4F        Specimen Certificate for Class A        Exhibit 4F to the Company's Annual
          Common Shares.                          Report on Form 10-KSB for the year
                                                  ended December 31, 1994 is incorporated
                                                  herein by reference at page 20.

4H-1      Note and Warrant Purchase               Exhibit 4H-1 to the Company's Quarterly
          Agreement 15% Promissory Notes          Report on Form 10-Q for September 30,
          with Warrants.                          1990 is incorporated herein by reference
                                                  at page 20.

          Page numbered in accordance with Rule 0-3(b). Page 47 of 84.


                                  EXHIBIT INDEX

                                                      PAGE NUMBERED IN SEQUENTIAL
                                                           NUMBERING SYSTEM AS
    EXHIBIT                                            DESCRIBED IN RULE 0-3(b)
     INDEX                   DESCRIPTION OF INDEX     WHERE EXHIBIT CAN BE FOUND

4I-1      Term Note between AW Computer           Exhibit 4I-1 to the Company's Quarterly
          Systems, Inc. and National              Report on Form 10-Q for September 30,
          Westminster Bank, NJ in the amount      1992 is incorporated herein by reference
          of $400,000 and Letter, Grid Note       at page 20.
          and Continuing General Security
          Agreement dated August 28, 1992
          between the Company and National
          Westminster Bank, NJ approving a
          line of credit in the amount of
          $250,000.

4I-2      $600,00 Grid Note payable to            Exhibit 4I-2 to the Company's Annual
          National Westminster Bank-New           Report on Form 10-KSB for the year
          Jersey dated June 1, 1994.              ended December 31, 1994 is incorporated
                                                  herein by reference at page 20.

4I-3      Term note in the amount of              Exhibit 4I-3 to the Company's Annual
          $500,000 and Continuing General         Report on Form 10-KSB for the year ended
          Security Agreement, both dated          December 31, 1994 is incorporated
          May 13, 1994 between the Company        herein by reference at page 21.
          and National Westminster Bank, NJ.

4I-4      Guarantee between the Company's         Exhibit 4I-4 to the Company's Annual
          subsidiary and National Westminster     Report on Form 10-KSB for the year
          Bank, NJ dated on May 31, 1994.         ended December 31, 1994 is incorporated
                                                  herein by reference page 21.

4I-5      Letter Agreement between the            Page 53.
          Company and NatWest Bank N.A.
          dated July 25, 1995.

10D       Employment Agreement dated              Exhibit 10D to the Company's Annual
          October 1, 1986 between Nicholas        Report on Form 10-K for the year ended
          Ambrus and the Company.                 December 31, 1990 is incorporated herein
                                                  by reference at page 21.

          Page numbered in accordance with Rule 0-3(b). Page 48 of 84.


                                  EXHIBIT INDEX

                                                      PAGE NUMBERED IN SEQUENTIAL
                                                           NUMBERING SYSTEM AS
    EXHIBIT                                            DESCRIBED IN RULE 0-3(b)
     INDEX                   DESCRIPTION OF INDEX     WHERE EXHIBIT CAN BE FOUND

10D-1     Amendment to Employment                 Exhibit 10D-1 to the Company's Annual
          Agreement between the Company           Report on Form 10-K for the year ended
          and Nicholas Ambrus.                    December 31, 1990 is incorporated herein
                                                  by reference at page 21.

10D-4     Supplemental Employment and             Exhibit 10D-4 to the Company's Annual
          Retirement Agreement dated March        Report on Form 10-KSB for the year
          1, 1993 between Nicholas Ambrus         ended December 31, 1993 is incorporated
          and the Company.                        herein by reference at page 21.

10E       Employment Agreement dated              Exhibit 28C to the Company's
          October 1, 1986 between Charles         Registration Statement No. 33-1898 is
          Welch and the Company.                  incorporated herein by reference.  Exhibit
                                                  10E to the Company's Annual Report on
                                                  Form 10-K for the year ended December
                                                  31, 1990 is incorporated herein by
                                                  reference at page 21.

10E-1     Amendment Number Two to                 Page 56.
          Employment Agreement between
          the Company and Charles Welch.

10F       Employment Agreement between            Exhibit 10F to the Company's Annual
          the Company and Charles J.              Report on Form 10-KSB for the year
          McMullin dated April 25, 1994.          ended December 31, 1994 is incorporated
                                                  herein by reference at page 22.

10G       Employment Agreement between            Page 57.
          the Company and P. Michael Lutze
          date February 15, 1996.

10H       Lease between Linpro Industrial         Exhibit 10H to the Company's Annual
          Limited and the Company dated           Report on Form 10-K for the year ended
          August 12, 1983.                        December 31, 1983 is incorporated herein
                                                  by reference at page 22.

10H-1     Amendment dated August 1, 1986 to       Exhibit 10H-1 to the Company's Annual
          the Lease between Linpro Industrial     Report on Form 10-K for the year ended
          Limited and the Company.                December 31, 1986 is incorporated herein
                                                  by reference at page 22.

          Page numbered in accordance with Rule 0-3(b). Page 49 of 84.


                                  EXHIBIT INDEX

                                                      PAGE NUMBERED IN SEQUENTIAL
                                                           NUMBERING SYSTEM AS
    EXHIBIT                                            DESCRIBED IN RULE 0-3(b)
     INDEX                   DESCRIPTION OF INDEX     WHERE EXHIBIT CAN BE FOUND

10H-2     Amendment dated December 2,             Exhibit 10H-2 to the Company's Annual
          1986 to the Lease between Linpro        Report on Form 10-K for the year ended
          Industrial Limited and the Company.     December 31, 1986 is incorporated herein
                                                  by reference at page 22.

10H-3     Sixth Amendment dated November          Exhibit 10H-3 to the Company's Annual
          27, 1991 to Lease between Linpro        Report on Form 10-K for the year ended
          South Jersey, Inc. and the Company.     December 31, 1991 is incorporated herein
                                                  by reference at page 22.

10H-4     Seventh Amendment dated June 7,         Exhibit 10H-4 to the Company's Annual
          1992 to lease between Linpro            Report on Form 10-KSB for the year
          Greentree Business Centre               ended December 31, 1987 is incorporated
          Partnership and the Company.            herein by reference at page 22.

10H-5     Eighth Amendment dated February         Exhibit 10H-5 to the Company's Annual
          15, 1994 to lease between Linpro        Report on Form 10-KSB for the year
          Greentree Business Centre               ended December 31, 1994 is incorporated
          Partnership and the Company.            herein by reference at page 23.

10J       Summary of Bonus Plan.                  Exhibit 10J to the Company's Annual
                                                  Report on Form 10-K for the year ended
                                                  December 31, 1987 is incorporated herein
                                                  by reference at page 23.

10L       Letter Agreement between the            Exhibit 10L of the Company's Annual
          Company and the Wall Street             Report on Form 10-KSB  for the year
          Group.                                  ended December 31, 1992 is incorporated
                                                  herein by reference at page 23.

10M-1     IBM Business Partner Agreement          Exhibit 10M-1 to the Company's Annual
          Application Specialist dated January    Report on Form 10-KSB for the year
          12, 1992.                               ended December 31, 1994 is incorporated
                                                  herein by reference at page 23.

10M-12    Development Agreement between           Exhibit 10M-12 to the Company's Annual
          Fujitsu-ICL and the Company dated       Report on Form 10-KSB for the year
          June 29, 1993.                          ended December 31, 1994 is incorporated
                                                  herein by reference at page 23.

          Page numbered in accordance with Rule 0-3(b). Page 50 of 84.


                                  EXHIBIT INDEX

                                                      PAGE NUMBERED IN SEQUENTIAL
                                                           NUMBERING SYSTEM AS
    EXHIBIT                                            DESCRIBED IN RULE 0-3(b)
     INDEX                   DESCRIPTION OF INDEX     WHERE EXHIBIT CAN BE FOUND
10M-13    Amendment #1 to the Development         Exhibit 10M-13 to the Company's Annual
          Agreement between Fujitsu-ICL and       Report on Form 10-KSB for the year
          the Company dated January 21,           ended December 31, 1994 is incorporated
          1994.                                   herein by reference at page 23.

10M-14    Reseller Agreement between NCR          Exhibit 10M-14 to the Company's Annual
          Corporation and the Company dated       Report on Form 10-KSB for the year
          August 17, 1992.                        ended December 31, 1994 is incorporated
                                                  herein by reference at page 23.

10M-15    Referral Agreement between NCR          Exhibit 10M-15 to the Company's Annual
          Corporation and the Company dated       Report on Form 10-KSB for the year
          August 17, 1992.                        ended December 31, 1994 is incorporated
                                                  herein by reference at page 24.

10M-16    Addendum to the Referral                Exhibit 10M-16 to the Company's Annual
          Agreement between NCR                   Report on Form 10-KSB for the year ended
          Corporation and the Company dated       December 31, 1994 is incorporated herein
          December 10, 1993.                      by reference at page 24.

10M-17    Letter Agreement between NCR            Exhibit 10M-17 to the Company's Annual
          Corporation and the Company             Report on Form 10-KSB for the year
          extending repayment of the Referral     ended December 31, 1994 is incorporated
          Agreement dated February 23, 1995.      herein by reference at page 24.

10M-18    Solution Provider Agreement             Page 62.
          between Microsoft Corporation and
          the Company dated August 1995.

10N       1984 Stock Option and Stock Grant       Exhibit 10N to the Company's Quarterly
          Plan of the Company.                    Report on Form 10-Q for the quarter
                                                  ended June 30, 1988 is incorporated
                                                  herein by reference at page 24.

10N-1     Amendment to the 1984 Stock             Exhibit 10O to the Company's Quarterly
          Option and Stock Grant Plan.            Report on Form 10-Q for the quarter
                                                  ended June 30, 1989 is incorporated
                                                  herein by reference at page 24.

          Page numbered in accordance with Rule 0-3(b). Page 51 of 84.


                                  EXHIBIT INDEX

                                                      PAGE NUMBERED IN SEQUENTIAL
                                                           NUMBERING SYSTEM AS
    EXHIBIT                                            DESCRIBED IN RULE 0-3(b)
     INDEX                   DESCRIPTION OF INDEX     WHERE EXHIBIT CAN BE FOUND
10N-2     The Company's October 1992 Stock        Exhibit 10N-2 to the Company's Annual
          Option and Stock Grant Plan (as         Report on Form 10-KSB for the year
          amended).                               ended December 31, 1992 is incorporated
                                                  herein by reference at page 24.

10P       Subscription Agreement between the      Page 68.
          Company and Winn-Dixie Stores,
          Inc. dated March 8, 1996.

10P-1     Addendum to Warrant Agreement           Page 71.
          between the Company and Winn-
          Dixie Stores, Inc. dated March 8,
          1996.

10P-2     SEC Report on Form 10-C dated           Page 72.
          March 12, 1996.

10T-1     POS Purchase Agreement dated            Exhibit 10T-1 to the Company's Annual
          April 18, 1991 between Wal-Mart,        Report on Form 10-K for the year ended
          Inc. and the Company.                   December 31, 1991 is incorporated herein
                                                  by reference at page 25.

10U       Letter Agreement between the            Page 73.
          Company and Janney Montgomery
          Scott Inc. dated October 4, 1995.

10U-1     Letter Agreement between the            Page 78.
          Company and Janney Montgomery
          Scott Inc. dated January 30, 1996.

10U-2     Letter Agreement between the            Page 79.
          Company and Janney Montgomery
          Scott Inc. dated March 5, 1996.

          Page numbered in accordance with Rule 0-3(b). Page 52 of 84.


                                  EXHIBIT INDEX

                                                      PAGE NUMBERED IN SEQUENTIAL
                                                           NUMBERING SYSTEM AS
    EXHIBIT                                            DESCRIBED IN RULE 0-3(b)
     INDEX                   DESCRIPTION OF INDEX     WHERE EXHIBIT CAN BE FOUND
10V       Agreement for the Procurement of        Exhibit 10V to the Company's Annual
          Life Insurance dated May 13, 1986       Report on Form 10-K for the year ended
          between the Company and Nicholas        December 31, 1986 is incorporated herein
          Ambrus.                                 by reference at page 25.

10W       Agreement for the Procurement of        Exhibit 10W to the Company's Annual
          Life Insurance dated May 13, 1986       Report on Form 10-K for the year ended
          between the Company and Charles         December 31, 1986 is incorporated herein
          Welch.                                  by reference at page 25.

10Y       IBM Subcontract Agreement dated         Exhibit 10Y to the Company's Quarterly
          February 11, 1992 between the IBM       Report on Form 10-Q for September 30,
          Corporation and the Company with        1992 is incorporated herein by reference
          Pricing Amendment Letter dated          at page 25.
          February 26, 1992.

21        Subsidiaries of the Registratant.       Page 81.

23        Consent of Coopers & Lybrand,           Page 82.
          L.L.P., Independent Accountants.

27        Financial Data Schedule,                CE
          electronically filed, as per
          Regulation SB.

          No reports on Form 8-K were filed
          by the Company during the last
          quarter of 1995.

          Page numbered in accordance with Rule 0-3(b). Page 53 of 84.

   National Westminster Bank NJ                                     EXHIBIT 4I-5
51 Cragwood Road
South Plainfield, NJ  07080



                                                     A.W. Computer Systems, Inc.
                                                          9000A Commerce Parkway
                                                          Mt. Laurel,  NJ  08054

Attention:        Mr. Charles McMullin, Executive Vice President

RE:       Term Note ("Term  Note") in the principal  amount of $400,000 made and delivered by A.W. Computer Systems, Inc. (the "Company") to National Westminster Bank, NJ now known as NatWest Bank N.A. (the "Bank").

         Fixed Rate Term Note ("Fixed Rate Note") dated May 13, 1994 in the principal amount of $500,000 made and delivered by the Company to the Bank.

         Interest bearing Grid Note ("Grid Note") in the principal amount of $600,000 made and delivered by the Company to the Bank.

Dear Mr. McMullin:

         Reference is made to each of the above notes and your request that we modify the terms of the Fixed Rate Note and the Grid Note. We have agreed to go upon the following terms and conditions:

         1.       Existing Undebtedness

                  The Company hereby confirms to the Bank that without offset, deduction or counterclaim, as follows:

                  a) The Term Note has a principal balance of $133,333.44 outstanding as of June 30, 1995 together with accrued and unpaid interest thereon.
                  b) The Fixed Rate Note has a principal balance of $400,000 outstanding as of June 30, 1995 together with accrued and unpaid interest thereon.

                  c) The Grid Note by its terms matured on May 30, 1995 and as of that date, the principal balance outstanding thereunder was $550,000 together with accrued and unpaid interest thereon.

          Page numbered in accordance with Rule 0-3(b). Page 54 of 84.

         2.       Payment of Term Note and Modification of  Fixed Rate  Note and
Grid Note

                  Upon payment in full of the Term Note and provided such payment occurs prior to August 1, 1995, we agree to modify the terms of the Fixed Rate Note and the Grid Note as follows:

                  a) Fixed Rate Note-Commencing on August 1, 1995 and on the first day of each month thereafter, eleven (11) successive monthly principal installments, each in the amount of $33,333.33, shall be paid to the Bank together with interest as set forth in the Fixed Rate Note on each principal payment date as set forth herein. The principal balance remaining of approximately $25,000.08 (after payment of such principal payments) and any accrued interest thereon shall be due and payable on July 1, 1996 unless sooner accelerated. Provided payments are made as stated therein, the Bank shall waive any provision requiring the Company to maintain any ratio of debt to net worth and/or any ratios relating to net operation profit whether required in this note or elsewhere. /s/CJM

                    b)   The Grid Note-Effective May 30, 1995:

                         (i) No  further  advances  shall  be  available  to the
Company under this note.
                         (ii) Interest payments shall continue to be paid as set
forth in the note and shall commence on August 1, 1995 and on the first day of each month thereafter until this note is paid in full.
                         (iii) The principal  balance and any accrued and unpaid
interest   shall  be  due  and  payable  on  December  31,  1996  unless  sooner accelerated.

         3.       Other Communications.

                  The Company's acceptance of this letter agreement shall also confirm that to the extent any discussions have taken place, or may hereafter take place, between the Bank and the Company, or any representative of the Company, with regret to any possible settlement or restructuring of the above notes:

                    (a) neither the fact nor the contents of such discussions may be raised by the Company for any purpose whatsoever, in any action or proceeding dealing with the Obligations in which the Company and the Bank are parties,
                    (b) such discussions may be terminated by either the Bank or the Company at any time without either party incurring any liability to the other,

          Page numbered in accordance with Rule 0-3(b). Page 55 of 84.

                  (c) such discussions, if entered into by the Bank, shall be without prejudice of the Bank's rights and remedies under any and all documents evidencing or securing the above notes, (the "Loan Documents"), and shall not be deemed to constitute a waiver by the Bank of any default under the Loan Documents nor an implied extension of the term of any of the above notes except as provided in this letter agreement.

         4.       Additional Matters; Releases; Waivers.

                  By its signature below, the Company hereby releases the Bank and its officers, employees, agents, heirs, successors and assigns with respect to any and all claims, actions or causes of action they might have against the Bank. To further evidence such release, if requested by the Bank, the Company shall execute a separate release in form and substance satisfactory to the Bank.

         5.       No Amendments.

                  Except as provided in this letter agreement, all of the terms, covenants and provisions of the Loan Documents shall continue in full force and effect without modification

                  This letter agreement is without prejudice to the Bank's rights and remedies, all of which are expressly reserved.

                  If the foregoing is agreeable to the Company, please have a copy of this letter countersigned by the Company and returned to the undersigned on or before July 25, 1995, otherwise this letter shall be unenforceable against the Bank.

                                                     Very truly,


                                                     /s/Joseph Gargiulo
                                                     Joseph Gargiulo
                                                     Assistant Vice President

The foregoing is hereby agreed to:


A.W. Computer Systems, Inc.
by/s/Charles J. McMullin, Exec V.P.

          Page numbered in accordance with Rule 0-3(b). Page 56 of 84.

                                                                   EXHIBIT 10E-1

                       A M E N D M E N T N U M B E R T W O

                                       T O

                      E M P L O Y M E N T A G R E E M E N T


This Amendment Number Two entered into as of August 31, 1995.

WHEREAS, AW Computer Systems, Inc., 9000A Commerce Parkway, Mount Laurel, New Jersey 08054 ("AW") and Charles Welch, an individual ("Executive") have entered into an Employment Agreement dated as of the first day of October 1985; and,

WHEREAS,  AW and  Executive  wish to  extend  the  term of the  said  Employment
Agreement:

NOW THEREFORE, in consideration of the mutual promises contained herein and intending to be legally bound the parties agree as follows:

1. Paragraph 2.01 of the said Agreement is hereby amended so that so that the "Term of Employment" as defined in said paragraph shall end on September 30, 1998. All other terms of the said Agreement shall remain in full force and effect.

2. Paragraph 3.0 of the said Agreement is hereby amended to read in its entirety:

               3.01. Basic Compensation. As compensation for services to the Company pursuant to this Agreement, the Company shall pay to executive a salary at the rate of $168,150 per year. Such annual salary shall be paid to Executive in approximately equal semi-monthly installments.

3. Paragraph 3.02 of the said Agreement is hereby amended so that the annual increase shall commence on October 1, 1995.

IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first written.

(CORPORATE SEAL)                                       AW COMPUTER SYSTEMS, INC.

Attest:/s/Robert O'Connor                              By:/s/Charles W. Welch

Witness:/s/Robert O'Connor                             /s/Nicholas Ambrus
                                                       Nicholas Ambrus

          Page numbered in accordance with Rule 0-3(b). Page 57 of 84.

                                                                     EXHIBIT 10G

                              EMPLOYMENT AGREEMENT

Employment Agreement made as of the 15th day of February, 1996 by and between AW Computer Systems, Inc., a New Jersey corporation (the "Company"), and Michael Lutze, 9000A Commerce Pkwy. Mt Laurel, New Jersey 08054 an individual (the "Executive").

                              W I T N E S S E T H:

In consideration of the mutual agreements contained herein and intending to be legally bound, the parties hereby agree as follows:

                         SECTION 1. CAPACITY AND DUTIES

     1.01 Nature of Employment. Subject to the terms and conditions herein set forth, the Company hereby agrees to employ Executive as Executive Assistant of the Company for the Term of Employment, as defined in
          Section 2.01, and Executive hereby agrees to accept such employment. Executive also agrees to undertake such duties as may be assigned to him from time to time by the Board of Directors of the Company.

     1.02 Extent of Employment. During the Term of Employment, the Executive shall serve the company faithfully and to the best of his ability and agrees to devote his full time during normal business hours and at other times as reasonably necessary to the Company's business and perform the duties of an executive of the Company and any other such duties consistent with an executive that shall from time to time be assigned to him by the Board of Directors of the Company. During the Term of Employment hereunder, the Executive shall not perform any services for any other company, which services shall conflict with his obligations hereunder. Nothing in this Agreement shall preclude the Executive from:


          2) Delivering lectures, fulfilling speaking engagements and teaching at educational institutions;

          3)   Engaging in charitable and community activities; and

          4) Managing his personal investments, provided such activities do not materially interfere with the regular performance of his duties and responsibilities under this Employment Agreement.

          Page numbered in accordance with Rule 0-3(b). Page 58 of 84.

                          SECTION 2. TERM OF EMPLOYMENT

     2.01 Term of Employment. "Term of Employment" as used herein shall mean the period beginning on February 15, 1996 and ending on February 14, 1999, provided, however, that should the Executive's employment be earlier terminated as hereinafter set forth in Section 2.03, the "Term of Employment" shall end on the date of such earlier termination.

     2.02 Extension. The Term of Employment shall be automatically extended for successive three year periods in the absence of 180 days written notice prior to the end of the then effective Term of Employment.

     2.03 Termination.

          (a) Death. The Term of Employment shall immediately terminate upon the death of the Executive, in which event the Company shall not be obligated to make any further payments hereunder other than salary accrued as of the date of termination.

          (b) Disability. If the Executive, in the reasonable opinion of the Board of Directors of the Company, is unable to perform his duties for a period of six consecutive months by reason of physical or mental disability, the Term of Employment shall terminate upon the receipt by the Executive at any time during the continuation of such disability of a written notice to such effect, in which even the Company shall not be obligated to make any further payments hereunder other than salary accrued as of the date of termination.

          (c) Discharge for Cause. The Term of Employment shall be terminated immediately if the Board of Directors of the Company discharges the Executive for Cause, in which event the Company shall not be obligated to make any further payments hereunder other than amounts accrued as of the date of termination. "Cause" shall mean: (i) Executive's dishonesty; or (ii) Executive's conviction of a serious crime; or (iii) the willful breach or habitual neglect by the Executive of the duties that he is required to perform under the terms of this Agreement following the Executive's receipt of written notice from the Company requesting that the Executive correct such willful breach or habitual neglect. Page 2 of 5

          Page numbered in accordance with Rule 0-3(b). Page 59 of 84.

          (d)  Early Termination.

               (i) Employment hereunder may be terminated at any time without cause by the Board of Directors of the Company in its sole discretion upon written notice to the Executive at which time the Term of Employment shall end. If the Executive's employment hereunder is terminated pursuant to this paragraph (d)(i), the Company shall continue to pay the Executive his salary provided for in paragraph 3.01 until the earlier to occur of (A) February 14, 1999, (B) his death, (C) his employment with another organization of any kind which provides the Executive with compensation, at which time the Company shall be only obligated to pay the Executive the difference between his compensation from the new employer, if it is lower than the salary payable under this paragraph and the salary payable under this paragraph
                    (i) or (D) the date on which the Executive becomes engaged in or associated in any capacity with, or financially interested in, any enterprise, firm or corporation which is in competition with the Company or engages in or participates in any effort or act to induce any of the customers or employees of the Company to take any action which would be disadvantageous to the Company. The Company shall have no further obligation to the Executive beyond the provisions of this paragraph 2.03(d)(i). In exchange for this severance payout, the Executive agrees to resign from any and all offices, positions, seats or capacities of any character related to the Executive's relationship to the Company.

               (ii) For purposes of this  paragraph  (d),  the  ownership by the
                    Executive of less than five percent of the issued and outstanding stock of any corporation the shares of which are traded on a recognized public market shall not, solely for such reason, cause the Executive to be deemed to be associated with or financially interested in any enterprise, firm or corporation which is in competition with the Company. Page 3 of 5

          Page numbered in accordance with Rule 0-3(b). Page 60 of 84.

                             SECTION 3. COMPENSATION

     3.01 Basic Compensation. As compensation for services to the Company pursuant to this Agreement, the Company shall pay to the Executive a salary at the rate of $126,800 per year. Such annual salary shall be paid to the Executive in approximately equal semi-monthly installments.

     3.02 Employee Benefit Plans. In addition to the compensation provided for in Sections 3.01, during the Term of Employment the Executive shall be entitled to participate in the Company's existing benefit plans for its officers and such other plans and benefit programs as may hereafter be instituted by the Company in the same manner and to the same extent as may from time to time be provided for other officers of the Company.

     3.03 Company Automobile. In addition to the compensation provided for in Sections 3.01 and 3.02, during the Term of Employment the Company shall furnish to the Executive an automobile of the Executive's choice with a cost of up to $35,000. Executive shall be subject to taxation for personal use of the automobile in accordance with the Internal Revenue Code and the Internal Revenue Service regulations thereunder. At the end of the Term of Employment, Executive shall return the automobile to the Company in the same condition as when it was furnished by the Company to Executive, reasonable wear and tear excepted.
                            SECTION 4. MISCELLANEOUS

     4.01 Notices. All notices or other communications hereunder shall be in writing and deemed given if mailed by registered mail, return receipt requested, to the parties at the addresses set forth below or such other address of a party as shall be specified by notice to the other party hereunder:

          Page numbered in accordance with Rule 0-3(b). Page 61 of 84.

                  To the Company:

                           AW Computer Systems, Inc.
                           9000A Commerce Parkway
                           Mount Laurel, NJ  08054

                  To the Executive at his most recent address as shown on the Company's records.

     4.02 Assignment. This Agreement shall not be assignable by the Executive and shall be assignable by the Company only to any person, firm or corporation which may become a successor in interest to the Company by purchase, merger or otherwise of the business presently operated by it.

     4.03 Entire Agreement. This Agreement represents the entire agreement and understanding of the parties with respect to the subject matter hereof, and supersedes all prior agreements and understanding of the parties in connection therewith.

     4.04 Binding Effect. This Agreement shall be binding upon the parties hereto and their respective heirs, successors and assigns and shall inure to the benefit of the parties hereto and, except to the extent otherwise provided herein, to their respective heirs, successors and assigns.

     4.05 Governing Law. This Agreement shall be governed by the laws of the State of New Jersey.

     4.06 Headings. The headings in this Agreement are for convenience only; they form no part of this Agreement and shall not affect its interpretation.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written:

(CORPORATE SEAL)                                 AW COMPUTER SYSTEMS, INC.
Attest:                                          By:
/s/Robert O'Connor                               /s/Charles W. Welch

Witness:
/s/Robert O'Connor                               /s/P. Michael Lutze
                                                 Executive

          Page numbered in accordance with Rule 0-3(b). Page 62 of 84.

                                                                  EXHIBIT 10M-18

Microsoft Solution Provider Agreement

Member Level

SP Company Name:  AW Computer Systems, Inc.

This Agreement ("Agreement") is between Microsoft Corporation ("Microsoft"), a Washington corporation, located at One Microsoft Way, Redmond, WA 98052, and the Microsoft Solution Provider ("SP") named above whose principal place of business appears at the end of this Agreement. DO NOT ALTER OR AMEND THIS AGREEMENT IN ANY MANNER: such alterations, without Microsoft written acceptance, will void this Agreement.

1.       PURPOSE

SP desires to provide comprehensive computer solutions to certain of its customers, which may include the supply of computer hardware and software and the provision of product support and training. Microsoft desires to supply Microsoft software and provide services and support on Microsoft products to assist SP in providing its customers with such solutions.

2.       APPOINTMENT

Microsoft hereby appoints SP as a non-exclusive Microsoft Solution Provider at the Member level in the Territory defined in the attached Details Annex, with authority to promote its goods and services, in association with Microsoft, in accordance with the terms of this Agreement.

3.       TERMS AND TERMINATION

This Agreement shall take effect on the date of its acceptance by Microsoft ("Effective Date"), and unless terminated earlier as provided herein, shall continue until September 30, 1996. (Acceptance is date indicated in the confirmation letter from Microsoft to SP, indicating acceptance into the SP program.) Either party shall have the right to terminate this Agreement at any time, without cause and without the intervention of the courts, on the giving of thirty (30) days' prior written notice. Neither party shall be responsible to the other for any costs or damages resulting from the termination of this Agreement. Upon expiration or termination of this Agreement, all rights and benefits granted by this Agreement shall revert to Microsoft and SP shall immediately cease use of all internal use and training licenses, MSDN and TechNet licenses and the Solution Provider logo, and shall cease to represent itself as a Microsoft Solution Provider.

4.       PAYMENT

The fee for the appointment as a Microsoft Solution Provider under this Agreement consists of a basic fee of $1,995 U.S. per year. This fee includes a $795 U.S. fixed charge for product support benefits and a quarterly pro-rated fee of $300 U.S. SP agrees to pay the fixed basic fee to Microsoft at time of SP signature on this Agreement.

          Page numbered in accordance with Rule 0-3(b). Page 63 of 84.

5.       SP RIGHTS AND OBLIGATIONS

(A)      TRADEMARKS

The appropriate trademark symbol (either "TM" [standard trademark] or (R) [registered trademark] in a superscript following the product name) shall be used whenever a Microsoft product name is mentioned in any advertisement, brochure, or material circulated or published in any form whatsoever by SP. The appropriate trademark symbol must be used in conjunction with, at least, the first reference to each Microsoft product in all SP's circulations or publications. Microsoft reserves the right to amend any Microsoft trademark, service mark or logo and agrees to notify SP of any such amendments that are relevant to SP's business. SP agrees to ensure that its use of any such mark and/or logo is amended accordingly.

(B)      SALES AND SERVICE REPORTING

When requested by Microsoft, Sales and Service reports shall be completed by SP and forwarded to the Microsoft address indicated on the reporting template. Such reports shall be substantially in the format of the reporting template provided to SP from time to time. Frequency of Sales and Service reporting is expected to be no more than quarterly. SP warrants that such reports are true and correct to the best of its knowledge and belief.

(C)      MEMBERSHIP APPLICATION AND PROFILE REPORT

SP represents and warrants that all the information provided on its Membership Application and/or Profile Report is, in all material respects, true and correct to the best of its knowledge and belief, and warrants that the information will continue to be so during the term of this Agreement. Should there be any changes in such information during the course of this Agreement, SP agrees to promptly inform Microsoft in writing, giving details of such changes.

(D)      MICROSOFT CERTIFIED PROFESSIONAL PERSONNEL

SP warrants that at least one (1) full-time member of its staff is qualified as a Microsoft Certified Professional ("MCP") at SP's principal place of business at all times during this agreement. Further, SP shall have one additional MCP on staff by January 1, 1996, for a total of two (2) MCP's for the duration of the Agreement.

(E)      SERVICE/SALES ESTIMATE

SP's best estimate is that more than 15% of its revenues are generated from provision of technical services (custom development, integration, consulting, training and technical support) to its customers. This estimate shall not include those services, support, training, etc. Provided to SP or any of SP's Affiliates, subsidiaries, branches, divisions, or other related third parties.

          Page numbered in accordance with Rule 0-3(b). Page 64 of 84.

6.       SOLUTION PROVIDER FEATURES

(A)      IDENTITY/LOGO USAGE

SP shall have the right to identify itself as a "Microsoft Provider" provided that (i) SP continues to comply with Section 5 (d) above (Microsoft Certified Professional personnel); (ii) SP complies with the then current Guidelines for Using the Microsoft Solution Provider Logo (available from Microsoft); and (iii) SP is in full compliance with the terms and conditions of this Agreement. In the event that any of the above provisions are not met, SP will immediately cease identifying itself as a Microsoft Solution Provider. Microsoft reserves the right to amend the Microsoft Solution Provider logo and any other Microsoft trademark, service mark or logo and agrees to notify SP of any such amendments that are relevant to SP's business. SP agrees to ensure that its use of the Microsoft Solution Provider logo and related trademarks, service marks and logos is amended accordingly.

(B)      LICENSE GRANT FOR INTERNAL AND MARKETING USE

Microsoft hereby grants SP a non-exclusive, non-transferable, royalty-free, terminable license to make and use a total of ten (10) copies of Windows 95, ten
(10) copies of Windows NT Workstation, ten (10) copies of Microsoft Office Professional, and BackOffice Server Products [up to five (5) server licenses of any server product in the BackOffice suite (Windows NT Server, SQL Server, SMS, SNA Server, Mail Server)] in any combination for a total of no more than five
(5) individual server products, fifty (50) Back Office client licenses, one (1) license for Visual Basic Professional and one (1) license for Visual C++. These copies may be used for internal purposes and for marketing demonstrations only. Upgrades to these products will be provided through the term of the Agreement.

SP is also eligible to acquire various Microsoft products under the Microsoft Internal Use Product Program. Any products acquired thereby are governed by the terms and conditions of this paragraph, as well as any terms and conditions contained on the Microsoft Internal Use Product Program Order Form.

In all cases, use of the copies is subject to the additional terms of the End User License Agreement for the corresponding product expect that the copies shall not be resold or transferred to a third party. SP is permitted to use the copies for marketing demonstrations at the premises of customers provided that following any demonstrations, the copies, and license to use them, are not assigned to the customer. The limited warranty, including liability limitation, contained in the End User License Agreement for each Microsoft product shall also apply. The terms of the End User License Agreements vary among different Microsoft products. Microsoft reserves the right to change the Microsoft products (and number of copies) licensed for internal and marketing use, and as may be provided through the Microsoft Internal Use Product Program, form time to time, in its sole discretion.

Upon termination or expiration of this Agreement, the rights granted in this section shall revert to Microsoft and SP shall immediately cease us of all internal and marketing use licenses, and any licenses provided through the Microsoft Internal Use Product Program.

          Page numbered in accordance with Rule 0-3(b). Page 65 of 84.

(C)      TRAINING USE LICENSES

SP may offer training to customers on Microsoft products which are the subject of this Agreement. SP is solely responsible for all costs and expenses associated with training. Microsoft hereby grants SP permission to reproduce a Microsoft product for up to one hundred (100) workstations at a time, for the sole purpose of providing training on said Microsoft products. Training use of a Microsoft product is held subject to the following conditions: (i) SP agrees to destroy all copies at such time as SP is no longer a Microsoft SP; (ii) SP agrees to destroy all copies used outside of SP location upon completion of on-site training; (iii) SP may only reproduce Microsoft products for which SP conducts training classes; (iv) SP agrees to be bound by the terms of the Microsoft End User License Agreement for each copy, except that these Microsoft products shall neither be resold nor transferred to a third party, and will strictly control use of said copy in accordance with the End User License Agreement; and (v) all copies of the Microsoft product shall be true and complete copies, including all copyright and trademark notices.

(D)      PRODUCT SUPPORT

(i) SP agrees to provide details of SP's network configuration as requested by Microsoft. Microsoft may determine at any time that SP's network configuration and topology are not supportable, in which case Microsoft in under no obligation to provide the product support. Any subsequent changes to network configuration and topology must be sent to Microsoft in writing, and Microsoft may redetermine supportability.

(ii) The Microsoft support telephone number and other product support materials will be provided to SP, and SP's product support will be activated, at the earliest opportunity after the Effective Date.

(iii) Limited Warranty: Microsoft warrants that the teleprocessing services and support provided hereunder shall reasonably accord with the service and support description given in the relevant product support materials available from Microsoft. THIS WARRANTY IS THE ONLY WARRANTY MADE BY MICROSOFT FOR PRODUCT SUPPORT AND TELEPROCESSING SERVICES, AND IS IN LIEU OF ALL OTHER WARRANTIES AND CONDITIONS. SP HEREBY WAIVES TO THE MAXIMUM EXTENT PERMITTED BY APPLICABLE LAW, ALL OTHER WARRANTIES AND CONDITIONS, EXPRESS, IMPLIES, OR STATUTORY, INCLUDING, BUT NOT LIMITED TO, ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE. It is understood that the provision of teleprocessing services hereunder is dependent upon the continuous availability of communications facilities to Microsoft and that Microsoft cannot warrant such availability. In addition, Microsoft makes no guarantee of problem resolution and dies not warrant that the support will be uninterrupted or error-free. SP agrees to take adequate precautions against damage to its operation that could be caused by such interruption or errors, including making appropriate data backups. Microsoft cannot be held responsible for any loss of SP's data.

          Page numbered in accordance with Rule 0-3(b). Page 66 of 84.

(E)      MSDN AND TECHNET LICENSES

Microsoft hereby grants SP a non-exclusive, non-transferable, royalty-free, terminable license for one (1) TechNet server license, ten (10) MSDN Development Library licenses, and one (1) MSDN Development Platform license. SP will be provided with updates to one (1) non-transferable set of CDs to facilitate this. These licenses may be used for internal use and marketing demonstrations only. This grant amends the End User License Agreements of MSDN and TechNet; however, the provisions of such End User License Agreements where unamended remain in full force and effect.

(F)      PROMOTIONAL MATERIALS

Microsoft may, in its sole discretion, reference SP in advertising and promotional materials in connection with the sale and promotion of Microsoft products. Uses of SP's name include but are not limited to: lists of SP's for customer information, advertising of SP program containing SP's name etc. When a specific advertisement or promotion containing only SP's name is planned, Microsoft will obtain SP's written permission before such use.
Microsoft shall also obtain SP's written permission before us of any logo of SP.

(G)      CHANGES IN SP AGREEMENT FEATURES

SP understands that Microsoft may expand, change the scope or contents of, and/or delete, any features offered under the Solution Provider program. In the event that Microsoft adversely changes any program features, and should SP be dissatisfied with those changes, SP may terminate this Agreement in accordance with Section 3 and will have no other recourse against Microsoft.

7.       CONFIDENTIALITY

Each party expressly undertakes to retain in confidence all information and know-how transmitted to the other that the disclosing party has identified as being proprietary and/or confidential or that, by the nature of the circumstances surrounding the disclosure, ought in good faith to be treated as proprietary and/or confidential, and expressly undertakes to make no use of such information and know-how except under the terms and during the existence of this Agreement (or a subsequent Solution Provider Agreement). However, neither party shall have an obligation to maintain the confidentiality of information that (i) it received rightfully from a third party prior to its receipt from the disclosing party; (ii) the disclosing party has disclosed to a third party without any obligation to maintain such information in confidence; or (iii) is independently developed by the obligated party. Further, either party may disclose confidential information as required by governmental or judicial order, provided such party gives the other party prompt written notice prior to such disclosure and complies with any protective order (or equivalent) imposed on such disclosure. Each party shall treat all Microsoft product adaptation materials as confidential information and shall not disclose, disseminate, or distribute such materials to any third party without the other's prior written permission. Each party shall treat the terms and conditions of this Agreement as confidential; however, SP may disclose such information in confidence to its immediate legal and financial consultants as required in the ordinary course of its business. Each party's obligation under this Section shall extend to the earlier of such time as the information protected hereby falls into the public domain through no fault of the obligated party or five (5) years following termination or expiration of this Agreement.

          Page numbered in accordance with Rule 0-3(b). Page 67 of 84.

8.       NEW PRODUCTS

Notwithstanding any other provisions of this Agreement, Microsoft may elect at any time during the term of the Agreement to announce new Microsoft products to which the terms and conditions of this Agreement may not apply. New versions, updates, and maintenance releases of existing titles are not considered new Microsoft products.

9.       WARRANTIES/LIMITED WARRANTIES

Microsoft warrants all Microsoft products provided to SP under the terms of this Agreement on the terms set out in the written limited warranty document accompanying each such product. THESE LIMITED WARRANTIES ARE IN LIEU OF ALL OTHER WARRANTIES AND CONDITIONS, EXPRESS, IMPLIED, OR STATUTORY, INCLUDING ALL IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE, AND OF ALL OTHER OBLIGATIONS, CONDITIONS, OR LIABILITIES ON MICROSOFT'S PART EXCEPT AS OTHERWISE PROVIDED BY APPLICABLE LAW.

10.      LIMITATION OF LIABILITY

Subject to applicable law, neither Microsoft nor anyone else who has been involved in the creation, production, or delivery of the products or services that are the subject of this Agreement shall be liable for any direct, indirect, consequential or incidental damages (including damages for loss of business profits, business interruption, loss of business information, and the like) arising out of the use of or inability to use the Microsoft products, or provision of, or failure to provide, support, even if Microsoft has been advised of the possibility of such damages. Because some jurisdictions do not allow the exclusion or limitation of consequential or incidental damages, the above limitation may not apply. In any event, except as otherwise provided by law, the liability of Microsoft or its suppliers, whether for negligence, breach of contract, breach of warranty, or otherwise, shall, in the aggregate, not exceed the amount paid to Microsoft by SP hereunder.

11.      GENERAL

(a) All notices, authorizations, and requests in connection with this Agreement shall be deemed given two (2) business days after they are sent by registered mail, and addressed as follows:

     SP:  (name and address as set forth  at the end of this Agreement)
     Microsoft: (name and address at set forth in the Details Annex)
     Attn.: Microsoft Solution Provider Program, Program Marketing Manager cc: Legal Department

     or to such other address as the party to receive the notice so designates by written notice to the other.

          Page numbered in accordance with Rule 0-3(b). Page 68 of 84.

(b) This Agreement and the Details Annex constitute the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior and contemporaneous communications including all prior and current Solution Provider Agreements. It shall not be modified except by a written agreement dated subsequent to the Effective Date of this Agreement and signed on behalf of SP and Microsoft by their respective duly authorized representatives.

(c) If a particular provision of this Agreement is terminated or held by a court of competent jurisdiction to be invalid, illegal, or unenforceable, this Agreement shall remain in full force and effect as to the remaining provisions.

(d) No waiver of any breach on any provisions of this Agreement shall constitute a waiver of any prior, concurrent, or subsequent breach of the same or any other provisions hereof, and no waiver shall be effective unless made in writing and signed by a authorized representative of the waiving party.

(e) Neither this Agreement, nor any terms and conditions contained herein, shall be construed as creating a partnership, joint venture, franchise or agency relationship.
(f) SP agrees that it shall inform its customers that SP is in independent business from Microsoft, and shall not hold itself out as an agent of Microsoft, or attempt to bind Microsoft to any third-party agreement. SP shall defend, indemnify, and hold harmless Microsoft from and against all liabilities, claims, costs, fines, and damages of any type (including attorney's fees) arising our of or in any way related to SP's delivery of training services and/or product support to its customers.

(g) This Agreement, and any rights or obligations hereunder, shall not be assigned or sublicensed by SP, without Microsoft's prior written consent.

(h) This Agreement shall be governed by the laws of the State of Washington and SP consents to jurisdictions and venue in the state and federal courts sitting in the State of Washington. If either Microsoft or SP employs attorneys to enforce and rights arising out of or relating to this Agreement, the prevailing party shall be entitled to recover reasonable costs and attorney's fees.

ACCEPTED:

SP

Company Name:  AW Computer Systems, Inc.
Signature:     /s/Charles Welch
Name (printed):Charles Welch
Job title:     President/CEO

Address:       9000A Commerce Parkway
               Mount Laurel, NJ  08054

          Page numbered in accordance with Rule 0-3(b). Page 69 of 84.

Microsoft Solution Provider Agreement

MEMBER LEVEL

DETAILS ANNEX

1.   TERRITORY

For the purposes of this Agreement, the Territory shall be 1) the USA, excluding U.S. territories, U.S. possessions, and Puerto Rico, and 2) Canada.

2.   FEE

     BASIC FEE

Basic Solution Provider fee is $1,995 U.S. per year or $795 U.S. per year plus $300 U.S. pre quarter.

The following fee schedule applies to al new and renewing Solution Providers (and applies to each SP Affiliate as well, as applicable) and provides program membership through September 30, 1996.


Renewals

                                                          Canada
                              United States            (GST Included)
August 1995                     $1,995 US                 $2,989 CDN

                                   United States                Canada
                                                            (GST Included)
If we receive your completed
application between:
 August 1, 1995-December 31, 1995  $1,995 U.S.              $2,989 CDN
 January 1, 1996-March 31, 1996    $1,695 U.S.              $2,539 CDN
 April 1, 1996-June 30, 1996       $1,395 U.S.              $2,090 CDN
 July 1, 1996-September 30, 1996   $1,095 U.S.              $1,640 CDN
In British Columbia and Ontario Canada, add PST.

3.       SUPPORT

A Priority Comprehensive 10 pack is a non-optional feature of the SP Program and is included in the Basic Fee for $795 U.S.

          Page numbered in accordance with Rule 0-3(b). Page 70 of 84.

                                                                     EXHIBIT 10P
March 8, 1996



Mr. Charles Welch
President/CEO
AW Computer Systems, Inc.
9000A Commerce Parkway
Mount Laurel, NJ  08054

         RE:      Subscription Agreement

Dear Mr. Welch:

         The undersigned, (the "Purchaser"), hereby subscribes for, and is purchasing on the date hereof, 250,000 Class A Common Shares (the "Securities") of AW Computer Systems, Inc. (the "Company") at a price of $2.00 per share, an aggregate of $500,000. The Purchaser is acquiring the Securities solely for its own account and not with a view to their distribution within the meaning of the Securities Act of 1933 and the Rules and Regulations thereunder (collectively, the "Act").

         The Company represents that the Securities have been duly authorized, validly issued, fully paid, and are non-assessable.

         The Purchaser represents that its present and anticipated financial position permits it to purchase the Securities and to hold such Securities indefinitely for investment purposes.

         The Purchaser acknowledges that:

          (a) the availability of the exemption from registration under the Act relied upon by the Company in issuing these Securities is dependent, in part, upon the truth of the representations made herein;

          (b) it is thoroughly familiar with the proposed business of the Company and has made all investigations which it deems necessary or desirable;

          (c) the Securities are not registered under the Act or under any applicable state securities law and must be held indefinitely unless they are subsequently so registered or unless an exemption from such registration is available.

          Page numbered in accordance with Rule 0-3(b). Page 71 of 84.

Mr. Charles Welch
March 8, 1996
Page 2

          (d) the Purchaser may request in writing that the Company cause a registration statement to be filed with the Securities and Exchange Commission under the Securities Act of 1933 with respect to the shares purchased under this Agreement. The Company shall use its best efforts to cause all 250,000 Class A Common Shares purchased under this Agreement to be registered under the Act as soon as reasonably practicable after receipt of the demand. The Company will use its best efforts to keep the registration effective for a period not to exceed sixteen (16) months. The Company, as part of this registration effort, will use its best effort to comply with the State "Blue Sky" laws for the purpose of enabling the sale of the Shares in the following states:
               Florida, Pennsylvania, New Jersey, and New York. The Company will provide the Purchaser with five copies of the prospectus contained in the registration statement and such other documents as Purchaser may reasonably request in order to facilitate the public sale or other disposition of the Class A Common Shares. The Company will promptly notify Purchaser as to the effective date of the registration statement. Purchaser agrees to provide the Company with such information which may be required for the registration statement.

          (e) Purchaser shall pay all underwriting discounts and commissions with respect to the Class A Common Shares covered hereby, and fees and expenses of Purchasers counsel. The Company will pay all federal filing and registration fees, all fees and expenses of complying with federal securities laws, and all "Blue Sky" filing fees and all other expenses of complying with state "Blue Sky" laws, duplication expenses, and the fees and expenses of corporate consultants, counsel and accountants. At the request of Purchaser, Company will use its best efforts to comply with the "Blue Sky" laws of any additional states named by the Purchaser. Purchaser shall pay filing fees and expenses of complying with "Blue Sky" laws in any states not appearing in paragraph (d).

          (f) if, the Company issues any Class A Common Shares or Class B Common Shares or other equity securities which are or can be converted into common equity shares, other than shares covered by the Company's existing Employee Stock Option and Grant Plan, as amended from time to time, (Dilutive Issuance), the Purchaser has the right to participate in any such issuance pro rata to maintain its percentage ownership of Class A Common Shares resulting from this transaction. Any such issuance by the Company which is made for non-cash consideration shall be considered issued in exchange for the fair market value of such non-cash consideration as determined in good faith by the Board of Directors of the Company.

          Page numbered in accordance with Rule 0-3(b). Page 72 of 84.

Mr. Charles Welch
March 8, 1996
Page 3

          (g) each certificate representing the Securities will bear the following legend drawing attention to the restrictions on its transferability;

                  The securities evidenced by this certificate have not been registered under the Securities Act of 1993 or under any applicable state securities law, and may not be transferred except upon delivery to the Corporation of an opinion of counsel satisfactory in form and substance to it that such transfer will not violate the Securities Act of 1933, as amended, or any applicable state securities law;

          (h) if, at a time when registration is required, it is legally permissible for the Purchaser to sell the Securities privately without registration, any securities so sold will be restricted in the hands of the purchaser.





Sincerely,                                       Receipt Acknowledged:
                                                 AW Computer Systems, Inc.

/s/Richard McCook
Mr. Richard McCook
Chief Financial Officer                          By:/s/Charles W. Welch
                                                    Mr. Charles Welch
                                                   President/CEO

          Page numbered in accordance with Rule 0-3(b). Page 73 of 84.


                                                                   EXHIBIT 10P-1


                      ADDENDUM TO WARRANT AGREEMENT BETWEEN
                          AW COMPUTER SYSTEMS, INC. AND
                             WINN-DIXIE STORES, INC.
                             DATED OCTOBER 28, 1993




         As additional consideration for the purchase by Winn-Dixie Stores, Inc. of 250,000 Unregistered Class A Common Shares of AW Computer Systems, Inc. at $2.00 per share. AW Computer Systems, Inc., hereby modifies the strike price of the warrants related to the Warrant Agreement, as amended, from $3.062 to $2.00. This adjustment is in lieu of any adjustment required under Section 3 of the Warrant Agreement.

          Winn-Dixie Stores, Inc. and AW Computer Systems Inc. agree that all other provisions of the Agreement, dated October 28, 1993 remain in effect.


AW Computer Systems, Inc.                               Winn-Dixie Stores, Inc.

By:/s/Charles W. Welch                                  By:/s/R. P. McCook

Title:President                                         Title:Financial V.P.

Date:3/5/96                                             March 8, 1996

          Page numbered in accordance with Rule 0-3(b). Page 74 of 84.

                                                                   EXHIBIT 10P-2

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-C

                 Report by Issuer of Securities Quoted on NASDAQ
                          Interdealer Quotation System

                  Filed pursuant to Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934 and Rule 13a-17
                              or 15d-17 thereunder

                            AW COMPUTER SYSTEMS, INC.
                 (Exact name of issuer as specified in charter)

9000A Commerce Parkway, Mt. Laurel, NJ 08054             22-1991981
   Address of Principal Executive Offices       IRS Employer Identification No.

          Issuer's telephone number, including area code: 609-234-3939

I.        CHANGE IN NUMBER OF SHARES OUTSTANDING
          Indicate any change (increase or decrease) of 5% or more in the number of shares outstanding:

          1. Title of Security:                           Class A Common Shares
          2. Number of shares outstanding before the change:  4,483,544
          3. Number of shares outstanding after the change:   4,733,544
          4. Effective date of change:                        March 5, 1996
          5. Method of change:                                Private Placement

          Give brief description of transaction: Winn-Dixie Stores, Inc. purchased 250,000 Class A Common Shares for $2.00 per share. Additionally, the price of warrants held by Winn-Dixie Stores, Inc. were reduced from $3.06 to $2.00.

II.      CHANGE IN NAME OF ISSUER
         N/A
         1.       Name prior to change:
         2.       Name after change:
         3.       Effective date of charter amendment changing name:
         4.       Date of shareholder approval of change, if required:

                    3/12/96             /s/Charles W. Welch President/CEO
                     DATE                    OFFICERS SIGNATURE & TITLE

          Page numbered in accordance with Rule 0-3(b). Page 75 of 84.

                                                                     EXHIBIT 10U


                          Janney Montgomery Scott Inc.
                                   26 Broadway
                               New York, NY 10004

October 4, 1995

Board of Directors
AW Computer Systems, Inc.
9000A Commerce Parkway
Mount Laurel, New Jersey 08054

Att:     Mr. Charles McMullen
         Chief Operating Officer

Gentlemen:

     This letter will confirm our understanding concerning the financial advisory services and fairness opinion ("Fairness Opinion") Janney Montgomery Scott Inc. ("JMS") will render to AW Computer Systems, Inc. ("AW" or the "Company") in connection with the sale of any or all of its stock or assets, or its merger, consolidation or other type of combination ("Transaction").

     JMS' understanding with respect to its engagement by the Board of AW is as follows:

A.       With regard to financial advisory services:

          1. JMS shall have the exclusive opportunity to represent AW for nine months commencing at the date of this letter or conclusion of the Transaction whichever comes first. JMS will expeditiously move discussions forward with certain identified qualified merger/acquiror candidates for AW as approved by the Company in writing.

          2. AW management will assist JMS in the preparation of any memorandum utilized in this effort, and will cooperate with JMS and potential merger/acquiror candidates in analyzing data presented, management interviews, and facility visits.

          Page numbered in accordance with Rule 0-3(b). Page 76 of 84.

Janney Montgomery Scott Inc.
AW Computer Systems, Inc.
Page 2

          3. Within a two-year period from the date hereof, should any company, individual or other entity introduced by JMS or involved in negotiation during the term of this agreement ("Buyer(s)")
               acquire any or all of the stock or assets of AW, or any subsidiary of affiliate thereof, as part of a corporate acquisition transaction, or merge, consolidate or otherwise combine with AW, or should AW or any of its subsidiaries of affiliates purchase any or all of the stock or assets of, or merge, consolidate or otherwise combine with any Buyer(s) as part of a corporate acquisition transaction, JMS shall be paid a fee by AW at the closing ("Fee") of 5% of the first million of "Transaction Value" received by the sellers and 4% of the Transaction Value thereafter.

          4. As used herein the term Transaction Value, unless otherwise mutually agreed upon by AW and JMS, is defined as follows:

               a.   In  the  case  of  a  cash   transaction,   the  total  cash
                    consideration paid.

               b. In the case of publicly traded common stock, the total public market value of such common stock based on the closing price on the day of the transaction.

               c. In the case of debt securities, the total public market value of such debt securities based on the closing price on the day of the transaction, if not publicly traded, then at face value.

               d. In the case of preferred stock, the total liquidation value or public market value of such preferred stock based on the closing price on the day of the transaction, whichever is higher.

               e. Should the medium of exchange be any other security or any combination of the above, the value will be mutually agreed upon. Any dispute will be settled by an independent investment banker acceptable to AW and JMS.

               f. If the purchase price is to be paid in one or more installments, or in a contingent pay-out, the said JMS cash fee shall be paid within thirty (30) days after each such installment or contingent pay-out in the same proportion which the installment or contingent pay-out bears to the total purchase price.

          5. JMS shall also be entitled to its Fee in the event a bonafide buyer provides the Company with a written expression of interest or a letter of intent which indicates a Transaction Value in a range acceptable to the Company as of the date hereof ("Selling Range"), and the Company rejects such proposal; such Fee would be paid within 30 days of the submission by the bonafide buyer (except if rejection is solely due to a material due diligence

          Page numbered in accordance with Rule 0-3(b). Page 77 of 84.

Janney Montgomery Scott Inc.
AW Computer Systems, Inc.
Page 3

               defect concerning Buyer which has occurred since the "buyer list" discussed below was approved by the board). A bonafide buyer is defined as a Company or other entity which has been presented on the JMS "buyer list" and has been approved by the board or its representatives. The Company acknowledges the Selling Range is the higher of $6.00 per share or 110% of the then market price per share which is defined as the average closing bid price of the common stock for the 30 consecutive trading days prior to the receipt of the expression of interest.

     a. If the board approves the Transaction (pursuant to such approval, the board and affiliated parties must vote their shares for the transaction) and the shareholders turn it down, JMS shall be paid a $250,000 fee at that time.

     b. If the Company receives a Transaction topping bid and accepts it, JMS shall be paid a full fee in accordance with paragraph #3 and subject to the limitations of paragraph 5A. /s/NA /s/WJB

     c. JMS understands that the Company must probably borrow the funds to pay its fees.

B.       With regard to the issuance of a Fairness Opinion:

          1. JMS is being engaged to render its written opinion on the fairness, from a financial point of view, to the Company and its public shareholders of the consideration or exchange ratio to be received by AW.

          2. AW and the Buyer (/s/NA /s/WJB) will provide such information as JMS will request and will cooperate fully with JMS in JMS' engagement hereunder.

          3. In rendering its opinion, JMS will perform such investment banking techniques and analyses as it deems appropriate under the circumstances.

          4. JMS' opinion will be financial in nature and will not include any judgment with regard to products, markets, management, etc.

          5. The Company may publish JMS' opinion in its entirety in any tender offering document, proxy statement or other documents distributed to its stockholders in connection with a Transaction, but the proposed utilization of a summary of JMS' opinion or of its engagement hereunder in any written document, including any proxy statement or offering statement, shall require the prior written consent of JMS concerning specific language to be employed for which no additional compensation or expenses shall be paid or reimbursed and which consent shall not be unreasonably withheld.

          Page numbered in accordance with Rule 0-3(b). Page 78 of 84.

Janney Montgomery Scott Inc.
AW Computer Systems, Inc.
Page 4

          6. JMS shall be paid $100,000 in cash upon the rendering of its opinion to the Board of Directors of AW ("Fairness Opinion Fee"). The Fairness Opinion Fee shall be credited against all other fees owed related to JMS' engagement hereunder.

     AW will reimburse JMS on a monthly basis for its accountable travel and other out of-pocket expenses, including any pre-approved consulting or legal expenses. In addition, JMS will receive a non-refundable $1 0,000 time, due diligence and offering memorandum preparation payment upon the signing hereof, which will be credited against any Fee owed.

     The Company recognizes and confirms that, in performing its engagement, JMS will be using and relying on data, material and other information furnished to it by the Company, or its auditing firm, attorneys, or others (collectively "Advisors") as well as information otherwise available, both oral and written (such data, material and other information is hereinafter referred to as the "Information"). The Company recognizes and confirms that JMS does not assume responsibility for the accuracy or completeness of the Information. The Company hereby represents and warrants that any of the Information furnished by it or its advisors to JMS will be complete in all respects and not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statement therein not false or misleading.

     JMS recognizes and confirms that some of the Information is either non-public, confidential or proprietary in nature. JMS hereby agrees that the Information will be kept confidential and will not, without the prior consent of the Company, be disclosed by them, their agents or employees, other than in connection with the services to the Company as described above or as otherwise required by law.

     The Company agrees to indemnify and hold harmless JMS, its employees and representatives and each person, if any, who controls JMS within the meaning of the Securities Exchange Act of 1934 (the "Act") from and against any and all losses, claims, damages or liabilities, joint or several, including all reasonable out-of-pocket expenses, fees and disbursements of counsel incurred by JMS, its employees, representatives or such controlling person in defending any claim, action or proceeding whether or not resulting in liability to JMS, its employees, representatives or any such controlling person, to which they may become subject, caused by, arising out of or in connection with our engagement including but not limited to losses, claims, damages or liabilities caused by or arising out of any untrue statement of a material fact contained in information furnished to JMS by the Company or its Advisors in connection with our engagement, or any omission to state therein any material fact required or necessary to make the information not misleading in light of circumstances under which given, or any other violation of the federal securities laws or the securities laws of any state, or otherwise arising out of our engagement
hereunder     except    in     respect     of    any    matter   as   to   which

          Page numbered in accordance with Rule 0-3(b). Page 79 of 84.

Janney Montgomery Scott Inc.
AW Computer Systems, Inc.
Page 3

JMS shall have been adjudicated to have acted with gross negligence or wilful malfeasance. In the event testimony from, or appearance by, any employee or consultant of JMS is required before any tribunal or other body or agency in connection with JMS' engagement hereunder, the Company agrees to promptly reimburse JMS for accountable expenses (including legal expenses of JMS) as well as compensation at the rate of $2,000 per person per day for all time expended in preparing for and appearing and/or testifying, notwithstanding that any such appearance and/or testimony shall be required by court or other process. Upon request of JMS, the Company will pay a reasonable retainer to JMS' counsel required in connection with the preceding sentence.

     The Company agrees to waive the right to trial by jury in the context of any claim relating to the services provided by JMS pursuant to its engagement hereunder, including any claim concerning JMS' advice.

     To the extent of the fees provided for hereunder paid to JMS, JMS will indemnify and hold AW harmless from claims by corporations, firms or persons claiming by virtue of a relationship with JMS to be entitled to a share of the fees provided hereunder. Each party shall indemnify and hold the other party harmless from and against any claim, liability, loss or damages (including reasonable counsel fees) resulting from the breach by such indemnifying party of any term, condition or provision of this agreement.

     If the foregoing correctly states our mutual understanding, please sign the enclosed copy of this letter and return it along with a check in the amount of $10,000 to the undersigned.

Sincerely yours,

JANNEY MONTGOMERY SCOTT INC.

By: /s/William J. Barrett
William J. Barrett
Senior Vice President
WJB:bb

Accepted and Agreed to:

AW COMPUTER SYSTEMS, INC.

By:      /s/Nicholas Ambrus
         Nicholas Ambrus
         Chairman

          Page numbered in accordance with Rule 0-3(b). Page 80 of 84.

                                                                   EXHIBIT 10U-1

                             Janney Montgomery Scott Inc.
                                   26 Broadway
                               New York, NY 10004

                                                       January 30, 1996

Mr. Nicholas Ambrus
Chairman
Board of Directors
AW Computer Systems, Inc.
9000A Commerce Parkway
Mount Laurel, New Jersey 08054

Gentlemen:

     Pursuant to our conversation of January 26, 1996 with Mr. Charles McMullin, Janney Montgomery Scott Inc. ("JMS") will engage Mr. Rudy Schwerdt as its independent consultant. Mr. Schwerdt will help us in evaluating the technology involved in, and the market potential for, the products of AW Computer Systems, Inc. ("AW").

     JMS will be responsible for paying Mr. Schwerdt's consulting fees and AW will pay for all of Mr. Schwerdt's out-of-pocket expenses associated with the completion of his due diligence.

     If the foregoing correctly states our mutual understanding, please sign the enclosed copy of this letter and return it to the undersigned.
Sincerely yours,

JANNEY MONTGOMERY SCOTT INC.


By: /s/William J. Barrett
William J Barrett
Senior Vice President
Accepted and Agreed to:

AW COMPUTER SYSTEMS, INC.

By:      /s/Nicholas Ambrus
         Nicholas Ambrus
         Chairman

          Page numbered in accordance with Rule 0-3(b). Page 81 of 84.

                                                                   EXHIBIT 10U-2

                          Janney Montgomery Scott Inc.
                                   26 Broadway
                               New York, NY 10004

March 5, 1996

Board of Directors
AW Computer Systems, Inc.
9000A Commerce Parkway
Mount Laurel, New Jersey 08054

Attn:    Mr. Nicholas Ambrus
         Chairman

Gentlemen:

Pursuant to our conversation of March 5, 1996, Janney Montgomery Scott will approach the following additional companies in connection with a strategic investment in/acquisition of AW Computer Systems, Inc. ("AW"):

         1)       Pelco Sales Company, Inc. of Clovis, CA
         2)       Minnesota Mining & Manufacturing Co. of St. Paul, MN

These companies are in addition to the three companies that we are already pursuing under the terms of our letter dated January 18, 1996 which serves as a supplement to our engagement letter dated October 4, 1995:

         1)       Sensormatic Electronics Corp. of Deerfield Beach, FL
         2)       Checkpoint Systems, Inc. of Thorofare, NJ
         3)       Peak Technologies Group, Inc. of New York, NY

This will acknowledge that any investment made in/acquisition of AW by the above companies, their affiliates or any individuals directly or indirectly associated with such companies or their management will be subject to the fee agreements of paragraph 3, 4 and 5 of our engagement letter dated October 4, 1995 and considered as "Transaction Value". The price at which the securities will be sole (or AW acquired) will be subject to mutual agreement between AW and the investor(s)/acquiror.

          Page numbered in accordance with Rule 0-3(b). Page 82 of 84.

Janney Montgomery Scott Inc.


If the foregoing correctly states our mutual understanding, please sign the enclosed copy of this letter and return it to the undersigned.


Sincerely yours,

JANNEY MONTGOMERY SCOTT INC.


By: /s/William J. Barrett
William J. Barrett
Senior Vice President

Accepted and Agreed to:

AW COMPUTER SYSTEMS, INC.


By:      /s/Nicholas Ambrus
         Nicholas Ambrus
         Chairman

          Page numbered in accordance with Rule 0-3(b). Page 83 of 84.

                                                                      EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT


AW Computer Systems - Florida, Inc.         Incorporated in the State of Florida

       Conducts business under the name of AW Computer Systems - Florida, Inc.

          Page numbered in accordance with Rule 0-3(b). Page 84 of 84.



                                                                      EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of AW Computer Systems, Inc. on Form S-8 (File Nos. 2-91236, 33-6843, 33-32395 and 33-64686) and Form S-3 (File No. 33-42915) of our report dated March 15, 1996, which includes an explanatory paragraph regarding the Company's ability to continue as a going concern, on our audits of the consolidated financial statements of AW Computer Systems, Inc. as of December 31, 1995 and 1994, and for the years ended December 1994, 1994 and 1993, which report is included in this Annual Report on Form 10-KSB.






/s/Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.




2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 29, 1996