Form 10KSB/A
period 1994-12-31
AW COMPUTER SYSTEMS INC
filed 1996-05-10
CIK 319037

Page numbered in accordance with Rule 0-3(b). Page 1 of 4.
                             There are no exhibits.

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB/A-1

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

           Page numbered in accordance with Rule 0-3(b). Page 2 of 4.

Registrant hereby adds, amends, and restates the items relating to the Form 10-KSB for the year ended December 31, 1995 and dated May 8, 1996 on the following pages.

          Page numbered in accordance with Rule 0-3(b). Page 3 of 4.

                            AW COMPUTER SYSTEMS, INC.
             CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994

                                     ASSETS

Current Assets:
     Cash and cash equivalents                 $ 848,560         $ 1,468,778
     Accounts and contract receivables,
       less allowance for doubtful
       accounts of $110,000 in 1995 and
       $240,500 in 1994                          604,957             521,899
     Costs and estimated earnings in excess
       of billings on uncompleted
       contracts                                 458,237           1,418,792
     Inventories                                 514,791             746,254
     Income taxes receivable                     280,445             574,533
     Prepaid and other current assets            101,558              86,808
                                               ---------           ---------
          Total current assets                 2,808,548           4,817,064
     Property and equipment, net                 669,194             902,742
     Computer software, net                      363,626             112,814
     Other assets                                 52,885              51,202
                                               ---------          ----------
          Total assets                       $ 3,894,253         $ 5,883,822
                                              ==========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit                          $   550,000         $   550,000
     Current portion of long-term debt           225,000             633,333
     Current portion of lease obligations          6,918              16,341
     Accounts payable                            291,870             208,726
     Accrued contract costs                      332,653              59,525
     Accrued liabilities                         134,515             122,218
     Accrued compensation                         71,984               ---
     Billings in excess of cost and
       estimated earnings on
       uncompleted contracts                       ---                 8,582
     Other current liabilities                    51,057              87,383
                                               ---------           ---------
          Total current liabilities            1,663,997           1,686,108
Capitalized lease obligations                      8,542              15,461
Pension cost                                     135,258             108,206
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

          Page numbered in accordance with Rule 0-3(b). Page 4 of 4.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AW COMPUTER SYSTEMS, INC.
                                          (Registrant)



                                          By:/s/Robert O'Connor
                                             Robert O'Connor
                                             Controller and Treasurer
                                             (Principal Financial Officer)

Dated:   May 10, 1996