Form 10QSB
period 1996-03-31
AW COMPUTER SYSTEMS INC
filed 1996-05-16
CIK 319037

Page numbered in accordance with Rule 0-3(b). Page 1 of 13.
                   The Exhibit Index can be found on Page 13.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

            [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-10329

                            AW COMPUTER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                        22-1991981
(State or other jurisdiction of               (IRS Employer Identifications No.)
 incorporation or organization)

              9000A Commerce Parkway, Mt. Laurel, New Jersey 08054
               (Address of principal executive offices)(Zip Code)

                                  609-234-3939
              (Registrant's telephone number, including area code)

                                      N/A
   (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 10, 1996, there were issued and outstanding 4,822,194 Class A Common Shares of the Company.

           Page Numbered in accordance with Rule 0-3(b). Page 2 of 13.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

          Contents:

               Consolidated Statements of Operations for three months ended March 31, 1996 and 1995.

               Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995.

               Consolidated Statements of Cash Flow for three months ended March 31, 1996 and 1995.

               Notes to Interim Consolidated Financial Statements for three months ended March 31, 1996.

Item 2.   Management's Discussion and Analysis or Plan of Operation

           Page Numbered in accordance with Rule 0-3(b). Page 3 of 13.


                            AW COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                               AND MARCH 31, 1995
                                   (UNAUDITED)

                                        1996                1995
                                        ----                ----

Revenues                           $   345,873         $   974,095

Costs of revenues                      395,897             708,466
                                     ---------           ---------
Gross Profit                        (   50,024)            265,629
                                     ---------           ---------

Selling, general, and
    administrative expenses            765,834           1,079,639

Development expense                     68,332              32,834

Interest expense                        18,415              30,593

Other (income) - net                (    7,087)         (   15,068)
                                     ---------           ---------
                                       845,494           1,127,998
                                     ---------           ---------

Loss before income taxes            (  895,518)         (  862,369)

Income tax (benefit)                     ---            (  298,294)
                                     ---------           ---------
Net (loss)                         $(  895,518)        $(  564,075)
                                     ==========          ==========

Per share statistics:
  Net (loss) per share                $(0.19)              $(0.14)
                                        ====                 ====

Average shares outstanding            4,642,119           3,897,969

         The accompanying notes are an integral part of the consolidated financial statements.

           Page Numbered in accordance with Rule 0-3(b). Page 4 of 13.


                            AW COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                     ASSETS

                                                                 (Unaudited)
                                                                    1996                 1995
         Current assets:
              Cash and cash equivalents                          $ 1,112,168          $   848,560
              Accounts and contract receivable, less
                allowance for doubtful accounts of
                $110,000 in 1996 and $454,000 in 1995                193,188              604,957
              Costs and estimated earnings in excess of
         billings on uncompleted contracts                           411,225              458,237
              Inventories                                            511,522              514,791
              Income taxes receivable                                  ---                280,445
              Prepaid and other current assets                        44,274              101,558
                                                                  ----------           ----------
                Total current assets                               2,272,377            2,808,548
         Property and equipment, net                                 687,559              669,194
         Computer software, net                                      387,804              363,626
         Other assets                                                 55,041               52,885
                                                                  ----------           ----------
                Total assets                                     $ 3,402,781          $ 3,894,253
                                                                  ==========           ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
              Line of credit                                     $   550,000          $   550,000
              Current portion of long-term debt                       91,667              225,000
              Current portion of lease obligations                     6,349                6,918
              Accounts payable                                       189,629              291,870
              Accrued liabilities                                    159,106              134,515
              Accrued compensation                                   101,843               71,984
              Accrued contract costs                                 276,777              332,653
              Other current liabilities                               50,582               51,057
                                                                  ----------           ----------
                Total current liabilities                          1,425,953            1,726,400
         Capitalized lease obligations                                 7,640                8,542
         Pension benefit                                             135,259              135,259

         Commitments and contingent liabilities
         Shareholders' equity
              Common shares:
                Class A, $.01 par; authorized
                10,000,000 shares; 4,816,694 and
                4,467,544 issued and outstanding
                in 1996 and 1995, respectively                        48,167               44,676
              Additional paid-in capital                           2,518,059            1,895,992
              Retained earnings                                   (  714,162)             181,354
              Deferred compensation                              $(   18,135)         (    35,556)
                                                                  ----------           ----------
              Total shareholders' equity                           1,833,929            2,086,456
                                                                  ----------           ----------
              Total liabilities and shareholders' equity         $ 3,402,781         $  3,894,253
                                                                  ==========           ==========

         The accompanying notes are an integral part of the consolidated financial statements.

           Page Numbered in accordance with Rule 0-3(b). Page 5 of 13.

                            AW COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                      1996                1995
                                                                      ----                ----
         Cash flows from operating activities:
              Net (loss):                                        $(  895,518)        $(  564,075)
              Adjustments to reconcile net (loss) to
              net cash provided by (used in) operating
              activities:
                  Depreciation and amortization                       71,119              89,560
                  Amortization of unearned compensation               17,431              10,400

                  Decrease (increase) in:
                    Accounts receivable                              411,769          (  221,303)
                    Costs incurred and estimated earnings
                       on uncompleted contracts                       47,012             531,522
                    Inventories                                        3,269          (   74,944)
                    Income taxes receivable                          280,445          (  311,924)
                    Prepaid expenses                                  55,128              10,689
                  Increase (decrease) in:
                    Accounts payable                              (  102,241)         (   90,369)
                    Accrued liabilities                               29,859              12,609
                    Accrued cost                                  (   55,876)            118,153
                    Accrued compensation                              24,591               ---
                    Billing in excess of costs incurred and
                       estimated earnings on uncompleted
                       contracts                                       ---                 9,168
                    Other current liabilities                     (     475)              86,943
                                                                   ---------           ---------
         Net cash (used in) operating activities                  (  113,487)         (  393,571)
                                                                   ---------           ----------

         Cash flows from investing activities:
              Capital expenditures                                (   89,484)         (   56,562)
              Computer software capitalized                       (   24,178)         (   60,580)
                                                                   ---------           ---------
         Net cash (used in) investing activities                  (  113,662)         (  117,142)
                                                                   ----------           ---------

         Cash flows from financing activities:
              Net borrowing (payments):
                Payments on long-term debt                        (  133,333)       (     66,667)
                Payments on lease obligations                     (    1,469)       (      4,326)
                Net (advances) repayments of related party
         loans                                                         ---        (      1,538)
              Proceeds from issuance of common shares                625,559                 ---
                                                                  ----------          ----------
         Net cash provided (used) by financing activities            490,757        (     72,531)
                                                                  ----------         -----------

         Increase (Decrease) in cash and equivalents                 263,608        (    583,244)
         Cash and cash equivalents, beginning of year                848,560           1,468,778
                                                                  ----------          ----------
         Cash and cash equivalents, end of period                $ 1,112,168       $     885,534
                                                                  ==========         ===========

         The accompanying notes are an integral part of the consolidated financial statements.

           Page Numbered in accordance with Rule 0-3(b). Page 6 of 13.



               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

1. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated. All adjustments consisting only of normal recurrent adjustments which, in the opinion of management, are necessary for a fair statement of the results for this interim period have been made.

2. Prior year balance sheet and cash flow statements are restated to conform to present year presentation.

3. The Company failed to meet the net profit debt covenant under its Loan Agreements as of December 31, 1994 and the Company failed to repay the $550,000 Grid note originally due May 30, 1995. The Bank and the Company have agreed to restructure the debt as follows: the outstanding balance on the $400,000 Term Note of $125,000 was paid in full on August 1, 1995. The term of the $500,000 Fixed Rate Note bearing interest at 7.95% was accelerated from June 1999 to July 1996. This acceleration changed the monthly installments from $8,333 through June 1999 to eleven (11) installments of $33,333 and one final payment of $25,000 on July 1, 1996. The Company will continue to make interest payments on the $550,000 Grid Note at one and one-half above the bank's prime rate (9.25% on March 31, 1996). The Grid Note will mature on December 31, 1996. The Bank permanently waived provisions requiring the Company to maintain any ratio of debt to net worth and/or any ratios related to net operating profit so long as the Company continues to make payments under the Agreement. The Agreement prohibits the payment of dividends.

           Page Numbered in accordance with Rule 0-3(b). Page 7 of 13.



Item 2    Management's Discussion and Analysis or Plan of Operation

          AW's future is dependent on the successful completion and receipt of a significant deposit on an order(s) for either or both of the Company's new products, The Checker Productivity Analyzer ("CPA") and/or the Wizard of Point-of-Sale ("Wizard"), or on the Company's ability to raise additional capital to maintain its operations until these products are completed. The Company expects that its existing capital resources will enable it to maintain its current operations through the second quarter of 1996. Thereafter, the Company will need to raise substantial additional capital to remain in business. The Company intends to seek such additional funding, as well as attempting to obtain deposits from customers. There can be no assurance that additional financing will be available on acceptable terms or at all.

     As of May 13, 1996, AW had a backlog of firm orders for delivery within one year of $700 thousand compared to $1.6 million at May 11, 1995. Because of the size of the backlog the Company believes that the volume of operations will remain at the relatively low level experienced in the first quarter of this year until the successful completion and market acceptance of either CPA or Wizard. Acceptance of either or both of these products would generate future revenues, however there can be no assurance that the Company will not experience delays or problems with these products or that the Company's marketing efforts will be successful.

          Although development of the Company's computer vision based CPA product is substantially complete, it has only recently commenced live testing in an actual supermarket environment, which tests are likely to take three months or more. There can be no assurance that the tests will be successful or that the CPA product will achieve commercial acceptance.

         Operations

          Revenues for the first quarter of 1995 were $628 thousand (or 64%) lower than revenues in the first quarter of 1995 due primarily to: (i) very little revenue ($8 thousand) from AWare equipment sales to supermarket operators; and (ii) only $76 thousand in contract revenue from contracts in progress. Most of the revenue generated during the quarter was from software services ($145 thousand) and from software maintenance ($116 thousand).

     Gross profit decreased $316 thousand (or 119%) compared to the same period last year. The gross margin decreased from 27% in 1995 to -14% in 1996 due to approximately $220 thousand in cost related to the development of the CPA contract with corresponding revenue from the contract of only $51 thousand. As of March 31, 1996, $1,583,000 and $2,300,000 have been recognized as revenues and cost under the CPA Agreement respectively. The Project has exceeded its $1,700,000 contractual budget, as such, the Company has recognized an additional loss provision of $250,000 representing the estimated cost to complete the project. Due to uncertainties inherent in the estimation process, it is reasonably possible that the completion costs for the Project will be further revised in the near term.

           Page Numbered in accordance with Rule 0-3(b). Page 8 of 13.


          During the first quarter of 1995, the Company set aside $143,000 of inventory and incurred $42 thousand of labor cost in preparing to ship an AWare system pursuant to a letter of intent from a large foreign retail chain. Although the letter of intent contemplated system delivery prior to April 30, 1995, management of the retail chain has advised the Company that the decision on the AWare purchase will be made by the foreign entities American Joint Venture Partner, the Company does not expect to be awarded this contract. The Company used a portion of inventory set aside for other projects and the labor cost was expensed in 1995.

          Selling, general and administrative expenses ("SG&A") were $314 thousand (or 29%) lower in the first quarter of 1996 than in the same period last year. As a percentage of revenues, these expenses were 221% versus 111% in the first quarter of 1995. The decrease in the dollar amount was due primarily to a $213 thousand provision for bad debt, during the first quarter of 1995, related to a development contract for one of the Company's business partners that has had difficulty selling its product. The Company had a staff reduction in May 1995 which also contributed in the decrease of SG&A for the first quarter of this year over the same period last year.

          Development expense was $35 thousand (or 108%) higher in the March quarter of 1996 compared to the first quarter of 1995, this is primarily due to increased development classification on the Company's new products.

          In the first quarter of 1996, the effective income tax benefit was 0% of the Net loss before income taxes compared to an effective tax rate of 35% in the first quarter of 1995, this change is due to the lack of a net loss carryback provision in New Jersey State Income Tax code and the inability to carryback any additional losses to offset past income for Federal Income Tax purposes.

          As a result of the factors discussed above, operations in the first quarter of 1996 resulted in a loss of $896 thousand (or $0.19 per share) compared to net loss of $564 thousand (or $0.14 per share) in the same period last year.

          Liquidity

          During the quarter, working capital decreased $236 thousand to $846 thousand (or 42 days) of costs and expenses compared to $1,082 thousand (or 54 days) of costs and expenses at December 31, 1995. Current assets decreased $537 thousand primarily due to decreases in Accounts receivable ($412 thousand), prepaid assets ($58 thousand), and costs in excess of billing of ($47 thousand). Current liabilities decreased $300 thousand primarily due to decreases in current debt of $133 thousand, decrease in accounts payable of $100 thousand and a decrease in accrued contract costs of $56 thousand.

           Page Numbered in accordance with Rule 0-3(b). Page 9 of 13.


          During the first quarter of 1995, cash and cash equivalents increased $264 thousand. The primary factors in this increase were $113 thousand of cash consumed by operations, $114 thousand consumed by investment in equipment, $135 used to pay debt, offset by $626 thousand in proceeds from the issuance of common shares (see Financial Resources for details). The availability of cash and cash equivalents beyond the second quarter of 1996 will be dependent on the successful completion and significant deposit on either a CPA or Wizard contract, or on the Company's ability to raise additional capital through a public or private offering of equity or through the issuance of debt, should none of these events occur the Company will not be able to continue operations much beyond the second quarter of 1996.

          Financial Resources

          The Company expects to require continued significant product development efforts and capital expenditures for equipment in 1996. The Company believes its competitive position must be maintained by the development of new proprietary hardware and software products. Expenditures for these items will be funded from cash flow and from potential future financing as can be arranged. There can be no assurance that additional financing will be available on acceptable terms or at all.

          In order to raise funds for the development of new products and for the support of ongoing operations, on May 15, 1995, certain officers and directors of the company and other individuals purchased a total of 394,000 units, each consisting of one share of the Company's Class A Common Stock and one warrant to purchase an additional share of Class A Common Stock at an exercise price of $2.00 per share. The warrants are exercisable for five years from the date of grant. The purchase price was $0.55 per unit. The total proceeds to the Company, net of expenses, were $206,000.

          On May 15, 1996, the Company filed a Form S-3 with the Securities Exchange Commission with the intent of registering these Private Placement shares and their attached Warrants, the participants in the May 15, 1995 Private Placement.

          On March 8, 1996, the Company, in a private cash transaction, sold 250,000 Class A Common Shares to Winn-Dixie Stores, Inc. As additional consideration for the purchase of the shares by Winn-Dixie Stores, Inc., the Company modified the strike price of the warrants held by Winn-Dixie, pursuant to a Warrant Agreement dated October 28, 1993, which was entered into in consideration of the Company receiving exclusive marketing rights to the CPA project, from the previously amended price of $3.062 to $2.00 per share. By operation of the anti-dilution provision of the warrants, the number of shares into which Winn-Dixie could convert the warrants automatically and without additional consideration increased from 200,000 to 236,773 on May 15, 1995, as a result of the private placement to certain officers and directors noted above.

          Page Numbered in accordance with Rule 0-3(b). Page 10 of 13.


          The Company has engaged an investment banking firm to assist the Company in financial areas and in matters necessary to bring its new products to market.
          The Company maintains three credit arrangements with a bank. The Company borrowed $400,000 and $500,000 at a fixed rate of interest of 8% and 7.95%, payable in equal monthly installments through September 1996 and June 1999, respectively. The Company also owes the bank $550,000 with interest at the bank's prime rate (9.0% at March 31, 1995) plus one and one-half percent. The note matures on May 30, 1995. The credit facilities are collateralized by substantially all of the Company's assets. The loan agreements prohibit the payment of dividends and require the Company to maintain: (i) a net worth of $2,500,000; (ii) working capital of $1,000,000; (iii) a ratio of net profit after depreciation, amortization and interest to current portion of long-term debt of at least 1.25-to-1, measured annually.

          The Company failed to meet the net profit debt covenant under its Loan Agreements as of December 31, 1994 and the Company failed to repay the $550,000 Grid note originally due May 30, 1995. The bank and the Company have agreed to restructure the debt as follows: the outstanding balance on the $400,000 Term Note of $125,000 was paid in full on August 1, 1995. The term of the $500,000 Fixed Rate Note bearing interest at 7.95% was accelerated from June 1999 to July 1996. This acceleration changed the monthly installments from $8,333 through June 1999 to eleven (11) installments of $33,333 and one final payment of $25,000 on July 1, 1996. The Company will continue to make interest payments on the $550,000 Grid Note at one and one-half above the bank's prime rate (9.25% on March 31, 1996). The Grid Note will mature on December 31, 1996. The Bank permanently waived provisions requiring the Company to maintain any ratio of debt to net worth and/or any ratios related to net operating profit so long as the Company continues to make payments under the Agreement. The Agreement prohibits the payment of dividends.

          The Company's capital obligations consist of capitalized lease obligations for equipment and an operating lease commitment for its offices which expires in 1999. The Company anticipates satisfying these obligations (approximately $275,000 annually) with funds generated from operations or from future financing as can be arranged.

          Page Numbered in accordance with Rule 0-3(b). Page 11 of 13.


                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings - No material developments.

Item 2.   Changes in Securities - None.

Item 3. Defaults Upon Senior Securities - None, except as described in Part I, Item 2, Financial Resources.

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information - None.

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits

               99-A AW's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on May 14, 1996 is incorporated herein by reference.

           b.  Reports on Form 8-K - None.

          Page Numbered in accordance with Rule 0-3(b). Page 12 of 13.


                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AW COMPUTER SYSTEMS, INC.
                                        (REGISTRANT)



Date:      May 10, 1996                 \s\Charles Welch
                                           Charles Welch
                                           Chief Executive Officer/President


Date:      May 10, 1996                 \s\Robert O'Connor
                                           Robert O'Connor
                                           Controller and Treasurer
                                           (Principal Financial Officer)

          Page Numbered in accordance with Rule 0-3(b). Page 13 of 13.

                                  EXHIBIT INDEX


                                                        Rule 0-3(b) Page
                                                        Number Where the
                                                           Exhibit Can
  Exhibit Number            Description                      be Found

     99-A       AW's  Registration  Statement on                 11
                Form S-3 as filed with the Securities
                and Exchange Commission on May 15,1996.
