Form 10QSB
period 1996-06-30
AW COMPUTER SYSTEMS INC
filed 1996-08-30
CIK 319037

Page numbered in accordance with Rule 0-3(b). Page 1 of 12.
                             There are no exhibits.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                                        OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-10329

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

                                  609-234-3939
                                  ------------
                         (Registrant's telephone number)

                                       N/A
                                       ---
   (Former name, address and former fiscal year, if changed since last report)

Check mark whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

As of August 15, 1996, there were issued and outstanding 4,910,544 Class A Common Shares of the Company.

           Page numbered in accordance with Rule 0-3(b). Page 2 of 12.


                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Interim Financial Statements - (Unaudited)

           Contents:

          Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and June 30, 1995.

          Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995.

          Consolidated Statements of Cash Flows for the six month period ended June 30, 1996 and June 30, 1995.

          Notes to Interim Consolidated Financial Statements.

           Page numbered in accordance with Rule 0-3(b). Page 3 of 12.



                            AW COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

    FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                   (UNAUDITED)

               Three Months                                                    Six Months

          1996          1995                                              1996           1995
          ----          ----                                              ----           ----


     $   130,119    $ 1,279,353    Revenues                          $   475,992     $ 2,253,448

         592,202        731,269    Cost of revenues                      988,099       1,439,735
         -------        -------                                          -------       ---------

      (  462,083)       548,084    Gross profit (loss)                (  512,107)        813,713
      ----------        -------                                       -----------        --------
                                   Selling, general and
         583,809        809,221       administrative expenses          1,349,643       1,888,860

          15,140         24,254    Development expense                    83,472          57,088

          20,016         27,731    Interest expense                       38,431          58,324

      (    9,804)    (   14,941)   Other (income) - net               (   16,891)     (   30,009)
      -----------    -----------                                      -----------      ----------

         609,161        846,265                                        1,454,655       1,974,263
         -------        -------                                        ---------       ---------

      (1,071,244)    (  298,181)   Income (loss) before income tax   ( 1,966,762)     (1,160,550)
      ----------     -----------                                      -----------      ----------

               0     (   21,465)   Income tax (benefit)                        0      (  319,759)

     $(1,071,244)   $(  276,716)   Net income (loss)                 $(1,966,762)    $(  840,791)
     ===========    ============                                      ===========     ===========

                                   Per share statistics:
     $(0.22)        $(0.07)          Net income per share            $(0.42)         $(0.21)

     4,840,869      3,989,957        Average shares outstanding      4,666,294       3,943,963


    The accompanying notes are an integral part of the financial statements.

           Page numbered in accordance with Rule 0-3(b). Page 4 of 12.

                            AW COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)
                                     ASSETS

                                                                              1996           1995
                                                                              ----           ----


Current assets:
   Cash and cash equivalents                                               $   411,839    $   848,560
   Accounts and contracts receivable, less allowance
     for doubtful accounts of $110,000 in 1996 and
     $110,000 in 1995                                                          195,005        604,957
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                     157,987        458,237
   Inventories                                                                 457,316        514,791
   Income taxes receivable                                                           0        280,445
   Prepaid and other current assets                                             61,722        101,558
                                                                                ------        -------
     Total current assets                                                    1,283,869      2,808,548

Property and equipment, net                                                    609,410        669,194
Computer software, net                                                         582,804        363,626
Other assets                                                                    53,478         52,885
                                                                                ------         ------
     Total assets                                                          $ 2,529,561    $ 3,894,253
                                                                           ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Line of Credit                                                          $   550,000    $   550,000
   Current portion of long-term debt                                                 0        225,000
   Current portion of lease obligations                                          5,613          6,918
   Accounts payable                                                            205,629        291,870
   Accrued liabilities                                                         168,499        134,515
   Accrued contract costs                                                      408,406        332,653
   Other current liabilities                                                   231,527        123,041
                                                                               -------        -------
     Total current liabilities                                               1,569,674      1,663,997

Capitalized lease obligations                                                    7,436          8,542
Pension benefit accrual                                                        135,258        135,258

Shareholders' equity
   Common shares:
     Class A, $.01 par; authorized 10,000,000 shares; 4,865,044
       and 4,467,544 issued and outstanding in 1996 and 1995                    48,650         44,676
respectively
   Additional paid-in capital                                                2,560,279      1,895,992
   Retained earnings                                                        (1,785,408)       181,354
   Deferred compensation                                                    (    6,328)    (   35,566)
                                                                            -----------    ---- ------
   Total shareholders' equity                                                  817,193      2,086,456
                                                                               -------      ---------
   Total liabilities and shareholders' equity                              $ 2,529,561      3,894,253
                                                                           ===========      =========

    The accompanying notes are an integral part of the financial statements.

           Page numbered in accordance with Rule 0-3(b). Page 5 of 12.

                            AW COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


         FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                   (UNAUDITED)


                                                  Six Months
                                           1996               1995

Cash flows, from operating activities:
   Net income (loss):                   $(1,966,762)        $(  840,791)
Adjustments to reconcile net
income to net cash provided
by/(used in) operating activities:
   Depreciation and amortization            152,603             184,919
   Amortization of unearned
     compensation                            29,238              20,800
   Decrease (increase) in:
     Accounts receivable                    409,952          (1,132,375)
     Costs and estimated earnings
       on uncompleted contracts             300,250             517,600
     Inventories                             57,475              79,532
     Income taxes receivable                280,445             325,678
     Prepaid expenses                        39,836              11,635
     Other assets                        (      593)                  0
   Increase (decrease) in:
     Accounts payable                    (   86,241)         (  145,300)
     Accrued liabilities                     33,984              54,275
     Accrued cost                            75,753             153,434
     Billing in excess of costs
       incurred and estimated
       earnings on uncompleted
       contracts                                  0             215,809
     Other liabilities                      108,486              20,987
                                            -------              ------
Net cash provided by (used in)
   operating activities                  (  565,574)         (  533,797)
                                         -----------         -----------
Cash flows, from investing activities:
   Capital (expenditures)
       disposals                         (   92,819)         (   53,373)
   Computer software capitalized         (  219,178)         (  163,573)
                                         -----------         -----------
Net cash (used in) investing             (  311,997)         (  216,946)
activities                               -----------         -----------
Cash flows, from financing
activities:
   Net borrowing (payments):
     Long-term debt and lease
       obligations                       (  227,411)         (  125,503)
     Net (advances) repayments of
       related party loans                        0                   0
   Proceeds from issuance of
     common shares                          668,261             302,022
                                            -------             -------
Net cash provided by (used in)
   financing activities                     440,850             176,519
                                            -------             -------
Increase (decrease), cash and
   cash equivalents                      (  436,721)         (  574,224)
Cash and cash equivalents:
   Beginning of period                      848,560           1,468,778
                                            -------           ---------
   End of period                        $   411,839         $   894,554
                                        ===========         ===========

           Page numbered in accordance with Rule 0-3(b). Page 6 of 12.

                            AW COMPUTER SYSTEMS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (UNAUDITED)


1. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. All adjustments consisting only of normal recurrent adjustments which, in the opinion of management, are necessary for a fair statement of the results for this interim period have been made.

2. Prior year statements have been restated to conform to present year presentation.

3. These statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes included in the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-KSB.

           Page numbered in accordance with Rule 0-3(b). Page 7 of 12.


Item 2.   Management's   Discussion  And  Analysis Of  Financial  Condition  And
          ----------------------------------------------------------------------
          Results Of Operations.
          ----------------------

          AW's future is dependent on the sales and receipt of a significant deposit on an order(s) for the Company's new completed product - the Wizard of Point-of-Sale ("Wizard") and/or on the Company's ability to raise additional capital to maintain its operations while the Checker Productivity Analyzer ("CPA") product continues to be developed. The Company has also sought contract changes concerning the CPA development contract that would improve cashflow and increase contract revenue if approved. It is uncertain that such modifications will be acceptable and in the absence of addition capital from other sources the CPA project may be terminated and a substantial portion of the companies operations would be eliminated. In the absence of such contract modifications and associated revenue and cashflow, the company expects that its existing capital resources may enable it to maintain reduced operations through the third quarter of 1996. Thereafter, the Company will need to raise substantial additional capital to remain in business. The Company is seeking such additional funding through collaborative or partnering agreements or through public or private equity or debt financing, as well as attempting to obtain deposits from customers. There can be no assurance of Wizard sales or that additional financing will be available on acceptable terms or at all.

          Based on the nominal size of the backlog of firm orders for delivery within one year, the Company believes that the volume of operations will remain nominal until market acceptance of the Wizard and/or the completion and market acceptance of CPA. Acceptance of either or both of these products would generate future revenues, however, there can be no assurance that the Company will not continue to experience delays with the CPA products or that the Wizard marketing efforts will be successful. The Company is also attempting to make arrangements with its customers to perform special programming tasks in order to generate immediate revenues, although there is no assurance that these efforts will be successful.

          Operations.
          -----------

          Revenues for the three and six month periods ended June 30, 1996 were $1,149 thousand or 90% lower, and $1,777 thousand or 79%, lower, than the same periods in 1995, respectively. The comparative decrease for the quarter ended June 30, 1996 was absence of sales in 1996 the delivery of AWare equipment plus an increase in software services income in 1995.

           Page numbered in accordance with Rule 0-3(b). Page 8 of 12.

          Gross profit (loss) for the second quarter and first half of 1996 was $(462) thousand and $(512) thousand respectively, a decrease of $1,010 thousand and a decrease of $1,326 thousand compared to the same periods in 1995. The negative gross profit margins experienced during 1996 was the result of the continuing significant effort expended under a fixed price contract to produce the CPA product with very little corresponding revenue. In the second quarter of 1995, the gross profit margins were higher than the year to date period because the second quarter had a higher percentage of equipment and software services revenue which generally produce higher gross margins.

          For the three months ended June 30, 1996, Selling, General, and Administrative Expenses (S.G.&A.) decreased $266 thousand (28%), as compared to 1995, primarily due to an expense reduction program which included a staff reduction of 19% on June 5, 1996. For the year-to-date periods, S.G.&A. decreased $539 thousand (29%), as compared to 1995. This decrease is primarily due to a $213 thousand provision for bad debt in 1995 related to a development contract for one of the Company's business partners that had difficulties selling its product. At June 30 1996, AW had 33 employees compared with 52 at June 30, 1995.

          Development expense decreased by $9 thousand during the second quarter of 1996 when compared to the same period in 1995 and increased $26 thousand over the previous year to date period.

          Loss before income tax benefit increased for the quarter ended June 30, 1996 compared to the same period in 1995 by $773 thousand to a loss of $1,071 thousand, while the 1996 year-to-date loss increased $807 thousand to a loss of $1,966 thousand. The net loss for the three and six month periods ended June 30, 1996 was $1,071,244 and $1,966,762 compared to net losses in the comparable 1995 periods of $276,716 and $840,791, respectively.

          Liquidity.
          ----------

          During the first six months of this year, working capital decreased $1.431 million to $(286) thousand compared to $1.145 million at December 31, 1995. Current assets decreased $1.406 million resulting from decreases in all asset categories. Current liabilities decreased by less than $100 thousand.

          During the first half of 1996, cash and cash equivalents decreased $437 thousand. The primary factors in this decrease were $1,966 thousand loss from operations, $219 thousand of investment in non-current assets, $227 thousand in debt reduction offset by $668 thousand in proceeds from the sale of common stock.

           Page numbered in accordance with Rule 0-3(b). Page 9 of 12.

          Financial Resources.
          --------------------

          The Company expects to require continued significant product development effort on the CPA product and capital expenditures for equipment in 1996. The Company believes its competitive position must be maintained by the development of new proprietary hardware and software products. Expenditures for these items will be funded from cash flow and from potential future financing as can be arranged. There can be no assurance that additional financing will be available on acceptable terms or at all.

          The primary source of funds in the near future is expected to be the Company's operations, cash, and accounts receivable. At June 30, 1996 the company had $607 thousand in cash and accounts receivable compared to $1,712 million in total liabilities. The Company's principle fixed payment obligations at June 30, 1996 were the lease for its facilities and the payments on the bank loans.

     In order to raise funds for the continued development of the CPA product and for the support of ongoing operations, on May 15, 1995 certain officers and directors of the Company and other individuals purchased a total of 394,000 units, each consisting of one share of the Company's Class A Common Stock and one warrant to purchase an additional share of Class A Common Stock at an exercise price of $2.00 per share. The warrants are exercisable for five years from the date of the grant. The purchase price was $.55 per unit. The total proceeds to the Company, net of expenses, were $206,000.

          Page numbered in accordance with Rule 0-3(b). Page 10 of 12.

     The Company failed to meet the net profit debt covenant under the Loan Agreements as of December 31, 1994, and the Company failed to repay the $550,000 Grid Note due on May 30, 1995. The bank and the Company have agreed to restructure the debt as follows: the outstanding balance of the $400,000 Term Note of $125,000 was paid in full on August 1, 1995. The term of the $500,000 Fixed Rate Note bearing interest of 7.95% was accelerated from June 1999 to July 1996. This Fixed Rate Note was paid in full during the second quarter of 1996. The Company continues to make interest payments on the $550,000 Grid Note at one and one-half percent above the bank's prime rate (9.25% on June 30, 1996). This note will mature on December 31, 1996. The bank permanently waived provisions requiring the Company to maintain any ratio of debt to net worth and/or any ratios related to net operating profit so long as the Company continues to make payments under the Agreement. The Agreement prohibits the payment of dividends.

     The Company's capital obligations consist of capitalized lease obligations for equipment and an operating lease commitment for its offices which expires in 1999. The Company is relying on funds generated from operations or from future financing as can be arranged to satisfy these obligations (approximately $275,000 annually).

          Page numbered in accordance with Rule 0-3(b). Page 11 of 12.

                                     PART II

                                OTHER INFORMATION


Item 1.    Legal Proceedings - None.

Item 2.    Changes in Securities - None.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information - None.

Item 6.    Exhibits and Reports on Form 8 - None.

          Page numbered in accordance with Rule 0-3(b). Page 12 of 12.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    AW COMPUTER SYSTEMS, INC.
                                                           (REGISTRANT)




DATE:         August 29, 1996                     /s/Charles Welch
                                                  Charles Welch
                                                  CEO/President




DATE          August 29, 1996                     /s/Charles J. McMullin
                                                  Charles J. McMullin
                                                  Chief Operating Officer
                                                  Principal Financial Officer