Form 10KSB/A
period 1995-12-31
AW COMPUTER SYSTEMS INC
filed 1996-10-15
CIK 319037

Page numbered in accordance with Rule 0-3(b). Page 1 of 13.


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-KSB/A-2

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

                                       OR

          Page numbered in accordance with Rule 0-3(b). Page 1 of 13.

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from to

                         Commission File Number 0-10329

                            AW COMPUTER SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

                New Jersey                              22-1991981
     (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)

              9000A Commerce Parkway, Mt. Laurel, New Jersey 08054
               (Address of principal executive offices) (Zip Code)

                                  609-234-3939
                 Issuer's telephone number, including area code

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Shares, par value $.01 per share
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing  requirements  for the past ninety days.
Yes    No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No    N/A X

Issuer's revenues for its most recent fiscal year:   $3,424,341

As of October 1, 1996, the aggregate market value (based on the average closing bid and asked quotations on the OTC Electronic Bulletin Board) of the 5,306,633 Class A Common Shares held by non-affiliates of the Company was $9,286,608 and a total of 6,602,067 Class A Common Shares of the Company were issued and outstanding.

           Page numbered in accordance with Rule 0-3(b). Page 2 of 13.

                                    PART III

Registrant hereby adds Items 9 through 13 relating to the Form 10-KSB for the year ended December 31, 1995 and dated October 1, 1996 on the following pages.

           Page numbered in accordance with Rule 0-3(b). Page 3 of 13

 Item 9.  Directors,   Executive  Officers,   Promoters,  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

          Directors.
          The following table sets forth information with respect to the Company's incumbent directors and all persons nominated to become directors:


          Director                  Age        Current positions with the Company and principal
                                               occupations during past five years

          Charles J. McMullin       46         Chairman of the Board of Directors since August 1996,
          (1)(3)                               Chief Operating Officer since April 1995, Executive Vice
                                               President from April 1994 to April 1995,  and Director of
                                               the Company since October 1994.  Vice President of
                                               Somerset Kensington Capital Co., Inc., a private
                                               investment firm, from December 1993 to May 1994.  Vice
                                               Chairman and Chief Executive Officer of Vertex
                                               Electronics, Inc., an electronics assembly and
                                               distribution company, from October 1990 to December 1993.

          Charles Welch(1)          57         Chief Executive Officer and President of the Company since
                                               December 1994, President of the Company from May 1986 to
                                               December 1994, and Director since 1973.  Founder of the
                                               Company.

          Frank A. Cappiello        70         Director of the Company since August 1996.  President of
          (2)(3)                               McCullough, Andrews & Cappiello, an investment counseling
                                               firm since prior to 1990.  Founder and Principal of
                                               Closed-End Fund Advisors, Inc., an investment management
                                               firm.  Chairman of a group of no-load mutual funds
                                               including the Cappiello-Rushmore Growth Fund, the
                                               Cappiello-Rushmore Utility Income Fund, the

                                               Cappiello-Rushmore Engineering Growth Fund and the
                                               Cappiello-Rushmore Gold Funds since prior to 1990.
          Patricia Sunseri          57         Director of the Company since August 1996.  Vice President of Mylan Laboratories, Inc., a NYSE-listed pharmaceutical
                                               company, since prior to 1990.

          Vincent Vidas             65         Director of the Company since August 1996.  President and
                                               Chief Executive Officer of SEMCOR, INC., a private
                                               technologies engineering and management consulting firm,
                                               since prior to 1990.

          (1)Member  of the  Executive  Committee  of the  Board  of  Directors.
          (2)Member of the  Compensation  Committee  of the Board of  Directors.
          (3)Member of the Audit Committee of the Board of Directors.

           Page numbered in accordance with Rule 0-3(b). Page 4 of 13.

          Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Class A Common Shares of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required during 1995, all
          Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

           Page numbered in accordance with Rule 0-3(b). Page 5 of 13.

Item 10.  Executive Compensation

          Summary Compensation
          The following table sets forth a summary of the aggregate compensation earned for services rendered in all capacities to the Company during the years 1993 through 1995 by the Chief Executive Officer, and by each of the three other most highly compensated executive officers earning over $100,000 in 1995 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                            Long-Term Compensation1
                                                                     ---------------------------------------
                                                                              Awards          Payouts
                                                                     ---------------------   ---------
                                                           Other                               Long
                                                           Annual  Restricted                  Term
       Name and         Fiscal                            Compen-    Stock        Number of  Incentive       All Other
  Principal Position     Year      Salary       Bonus     sation2    Awards       Options     Payouts     Compensation3
Charles J. McMullin     1995     $140,0005    ---         $ 7,750    ---           25,000       ---          $2,152
Chairman and Chief      1994     $ 93,333     ---         $ 5,167    ---           60,000       ---          $2,692
Operating Officer

Charles Welch           1995     $168,1506    ---         $15,400    ---           10,000       ---          $3,105
President and Chief     1994     $168,150     ---         $18,490    ---           ---          ---          $2,500
Executive Officer       1993     $160,988     $72,693     $21,592    ---           ---          ---          $2,160

P. Michael Lutze        1995     $126,8007    ---         $16,450    ---           12,500       ---
Vice President          1994     $126,800     ---         $12,302    ---           ---          ---          ---
                        1993     $121,265     $10,000     $18,473    ---           ---          ---          ---

Nicholas Ambrus4        1995     $137,924     ---         $13,900    ---           10,000       ---          ---
Former Chairman         1994     $ 98,176     ---         $15,890    ---           ---          ---          ----
                        1993     $161,140     $72,693     $37,225    ---           ---          ---          $4,398

______________
(1) During three years, 1993 through 1995, no Named Officer received stock appreciation rights, restricted stock awards or Long-Term Incentive Plan payouts.
(2)  Other Annual Compensation includes the following:
     For Mr. McMullin:  in 1995, $7,750  automobile  benefit and in 1994, $5,167 automobile benefit.
     For Mr. Welch: in 1995, $6,150 gain on exercise of options and $9,250 automobile benefit; in 1994, $9,250 automobile benefit and $9,240 Company contribution to his 401(k) account; and in 1993, $12,598 automobile benefit and $8,994 Company contribution to his 401(k) account.
     For Mr. Lutze: in 1995, $8,200 gain on exercise of options and $8,250 automobile benefit; in 1994, $8,250 automobile benefit and $4,052 Company contribution to his 401(k) account; and in 1993, $10,102 automobile benefit and $8,371 Company contribution to his 401(k) account.
     For Mr. Ambrus: in 1995, $6,150 gain on exercise of options and $7,750 automobile benefit; in 1994, $7,750 automobile benefit and $8,140 Company contribution to his 401(k) account; and in 1993, $18,609 of gain on exercise of options, $9,622 automobile benefit, and $8,994 Company contribution to his 401(k) account.
(3) All Other Compensation is comprised of life insurance premiums paid on behalf of the respective individuals.
(4)  Mr. Ambrus resigned as Chairman in August 1996.
(5)  Includes $13,125 of deferred salary.
(6)  Includes $15,998 of deferred salary.
(7)  Includes $11,888 of deferred salary.

           Page numbered in accordance with Rule 0-3(b). Page 6 of 13.


                           STOCK OPTION GRANTS IN 1995

                             Options     Percent of Total
    Name and                 Granted     Options Granted       Exercise        Expiration
Principal Position             (2)         To Employees          Price            Date

Charles J. McMullin           25,000         9.2%                $1.00          6-27-2000
Chairman and Chief
Operating Officer

Charles Welch                 10,000         3.7%                $1.00          6-27-2000
President and Chief
Executive Officer

P. Michael Lutze              12,500         4.6%                $1.00          6-27-2000
Vice President


Exercise of Stock  Options and Aggregate  Outstanding  Stock Options at December
31, 1995 The following table sets forth information concerning stock options which were exercised during 1995 by the Chief Executive Officer and the other Named Officers and the amounts of their respective unexercised options as of December 31, 1995.


   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS

                                                                           Number of
                                                                             Shares             Value of
                                                                           Underlying         In-the-Money
                                                                            Options             Options
                             Number of                                    at 12/31/95         at 12/31/95
    Name and            Shares Acquired on          Value                 Exercisable/        Exercisable/
Principal Position            Exercise             Realized              Unexercisable       Unexercisable
Nicholas Ambrus               15,000                $6,150                 20,000/--            --/--
Former Chairman

P. Michael Lutze              20,000                $8,200                 14,000/--            --/--
Senior Vice President

Charles J. McMullin           --                    --                     20,000/40,000        --/--
Chairman and Chief
Operating Officer

Charles Welch                 15,000                $6,150                 20,000/--            --/--
President and Chief
Executive Officer


Compensation of Directors During 1995, two non-employee directors, Messrs. Hannon and Schroeter, received 15,000 shares each as compensation for their services as directors. Messrs. Hannon and Schroeter resigned from the Board of Directors in August 1996.

           Page numbered in accordance with Rule 0-3(b). Page 7 of 13.


          Bonus Plans
          The Board of Directors adopted a bonus plan for Mr. Welch under which a varying percentage of the Company's net profits in a particular year are paid as an annual bonus if certain profit objectives established by the Board of Directors for that year are achieved. Under the plan now in effect, Mr. Welch would receive 2.5% of the first $99,999 of the Company's annual pre-tax profit, 3.75% of the next $100,000 of the Company's annual pre-tax profit and 5% of the Company's annual pre-tax profit in excess of $199,999. No bonus was paid under this plan for 1995.

          On April 25, 1994, the Company and Charles J. McMullin entered into an employment agreement that provides for a term of employment of three years at a salary of $140,000 and a cash bonus of 1.25% of the first $99,999 of the net income of the Company before charges for officers' bonuses and income taxes ("EBOBAT"), 1.875% of the next $100,000 of EBOBAT and 2.5% of EBOBAT in excess of $200,000. No bonus was paid under this plan for 1995.

          Since the organization of the Company in 1973, it has been the policy of the Company to award an annual bonus to the Company's officers and employees. The amount of the bonus awarded to an officer or employee in a particular year is discretionary and has been dependent upon the officer's or employee's level of performance during the year, his length of service with the Company, and the Company's earnings during the year. No discretionary bonuses were paid in 1995. Under the Company's current discretionary bonus arrangement, Messrs. McMullin and Welch are not eligible for discretionary bonuses. The Company may award discretionary bonuses for 1996 and subsequent years.

          Employment Agreements
          The Company has entered into an agreement with Mr. McMullin providing for his employment in an executive capacity from April 25, 1994 through April 24, 1997 at an annual minimum base salary of $140,000. If the employment of Mr. McMullin is terminated by the Company prior to the end of his employment term without cause, the Company will continue to pay Mr. McMullin his salary until the end of such term, his death, or his employment with another organization, at which time the Company shall be only obligated to pay Mr. McMullin the difference between his compensation from the new employer and his current compensation. During 1995, Mr. McMullin deferred receipt of $13,125 of salary.

          The Company has entered into an agreement with Mr. Welch providing for his employment in an executive capacity from October 1, 1995 through September 30, 1998, at an annual minimum base salary of $168,150. The agreement requires that this minimum base salary be adjusted annually during the second and third years of the contract to reflect the average percentage salary increase awarded other senior and executive employees of the Company during the preceding twelve months. If the employment of Mr. Welch is terminated by the Company prior to the end of his employment term without cause, the Company will continue to pay Mr. Welch his salary until the end of such term, or the date on which he begins competing with, or begins working for an organization which competes with the Company. During 1995, Mr. Welch deferred receipt of $15,998 of salary.

           Page numbered in accordance with Rule 0-3(b). Page 8 of 13.

          The Company has entered into an agreement with Mr. Lutze providing for his employment in an executive capacity from February 15, 1996 through February 14, 1999 at an annual minimum base salary of $126,800. If the employment of Mr. Lutze is terminated by the Company prior to the end of his employment term without cause, the Company will continue to pay Mr. Lutze his salary until the end of such term, his death, or his employment with another organization, at which time the Company shall be only obligated to pay Mr. Lutze the difference between his compensation from the new employer and his current compensation. During 1995, Mr. Lutze deferred receipt of $11,888 of salary.

          On March 1, 1993, Mr. Ambrus entered into a Supplemental Employment and Retirement Agreement with the Company, providing for his phased withdrawal from active involvement in daily management activities. Effective December 31, 1993, Mr. Ambrus ceased to serve as Chief Executive Officer of the Company. Mr. Nicholas Ambrus retired as Chairman and as a member of the Board of Directors in August 1996. In July 1996, Mr. Ambrus entered into a seven year consulting agreement with the Company which provides for a monthly retainer of $4,675 and the use of a Company automobile through December 31, 1998. The agreement also provides that, effective August 1, 2003, and continuing until January 31, 2008, the Company will pay Mr. Ambrus a retirement benefit of $4,675 per month.

           Page numbered in accordance with Rule 0-3(b). Page 9 of 13.

Item II   Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth the beneficial ownership of the Company's Class A Common Shares by: (i) each director of the Company;
          (ii) each officer named in the Summary Compensation Table elsewhere herein; (iii) to the Company's knowledge, each person owning more than 5% of the Company's Class A Common Shares; and (iv) the executive officers and directors of the Company as a group. Unless otherwise noted, each person listed below is the record owner of, and has sole voting and investment power over, the Class A Common Shares which such person beneficially owns. For purposes of this table, a person or group of persons is deemed to be the beneficial owner of any shares that such person has the right to acquire within sixty days.


              Name And Address                                                        Percent of
             Of Beneficial Owner                                                       Class A
                                                              Number of Class A      Common Shares
                                                                Common Shares        Beneficially
                                                             Beneficially Owned         Owned
              Charles J. McMullin
              19 Normandie Lane                                   397,000(1)                5.8%
              Raritan, NJ 08869

              Charles Welch
              1904 Woodhollow Drive                               802,360(2)               11.9%
              Marlton, NJ  08053

              P. Michael Lutze
              117 Lamplighter Court                                84,500(3)                1.3%
              Marlton, NJ 08053

              Frank A. Cappiello
              Greenspring Station, Suite 250                       87,500(4)                1.4%
              10751 Falls Road
              Lutherville, MD  21093

              Patricia Sunseri
              1030 Century Building                                87,500(5)                1.4%
              130 Seventh Street
              Pittsburgh, PA  15222

              Vincent G. Vidas
              730 Lippincott Avenue                               372,574(6)                5.6%
              Moorestown, NJ 08057

                           CONTINUED ON FOLLOWING PAGE

          Page numbered in accordance with Rule 0-3(b). Page 10 of 13.

              Ownership of Shares (Continued)

              Charles Welch
              1904 Woodhollow Drive                               777,360(7)              15.6%
              Marlton, NJ  08053

              Mylan Laboratories, Inc.
              1030 Century Building                             1,250,000                 18.9%
              130 Seventh Street
              Pittsburgh, PA  15222

              Winn-Dixie Stores, Inc.
              5050 Edgewood Court                                 486,773(8)               9.6%
              Jacksonville, FL  32254-3699

              All current executive directors as a group
              (six persons including the above                  1,704,010                 32.2%
              individuals)


 (1) Includes 261,000 shares which Mr. McMullin has the right to acquire within 60 days pursuant to options and warrants.
 (2) Includes 121,000 shares which Mr. Welch has the right to acquire within 60 days pursuant to options and warrants.
(3) Includes 26,500 shares which Mr. Lutze has the right to acquire within 60 days pursuant to options.
(4) Includes 62,500 shares which Mr. Cappiello has the right to acquire within 60 days pursuant to options.
(5) Includes 62,500 shares which Ms. Sunseri has the right to acquire within 60 days pursuant to options.
(6) Includes 62,500 shares which Mr. Vidas has the right to acquire within 60 days pursuant to options.
(7) Includes 76,000 shares which Mr. Ambrus has the right to acquire within 60 days pursuant to options and warrants, and 8,000 shares beneficially owned pursuant to a letter agreement with Mr. Lutze.
(8) Includes 236,773 shares which Winn-Dixie Stores, Inc. has the right to acquire within 60 days pursuant to warrants.

          Page numbered in accordance with Rule 0-3(b). Page 11 of 13.

Item 12.  Certain Relationships and Related Transactions.

          On September 20, 1996, the Company consummated the private placement of 1,678,023 Class A Common Shares to a limited number of qualified investors, including certain officers and directors of the Company, as listed in the table below. The price per share was $1.00, or an aggregate consideration of $1,678,023. The proceeds of the private placement will be used to finance on-going operations and the development of new products. The securities sold in this private transaction are not registered for public sale under the Securities Act of 1933 or any state securities law. The purchasers were granted certain registration rights commencing on or after September 1, 1997.


Officer/Director                       Title                     Number of
                                                           Class A Common Shares
Charles J. McMullin             Chairman of the Board              40,000
Charles Welch                   CEO/President                      25,000
Charles F. Trapp                Vice President                     60,000
P. Michael Lutze                Vice President                     35,000
Patricia Sunseri                Director                           25,000
Frank A. Cappiello              Director                           25,000

          On April 27, 1995, the Company sold 394,000 units, each unit consisting of one Class A Common Share and a Warrant to purchase one additional Class A Common Share. The purchase price of each unit was $.55, or an aggregate consideration of $216,700. The units were sold to seven individuals, including certain officers and directors of the Company, as listed in the table below. The warrants are exercisable for five years from the date of issuance at an exercise price of $2.00 per share. The proceeds were used to finance on-going operations and the development of new products The units were offered and sold to the individuals in reliance on an exemption for non-public offerings afforded by the Securities Act of 1933.

    Officer/Director                         Title               Number of Units
Charles J. McMullin                Chief Operating Officer             96,000
Charles Welch                      CEO/President                       46,000
Nicholas Ambrus                    Former Director                     46,000
Richard Schroeter                  Former Director                     55,000

          Page numbered in accordance with Rule 0-3(b). Page 12 of 13.

Item 13.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               None

          (b)  Reports on 8-K.

               On September 30, 1996, the Company filed a current report on Form 8-K with the Securities and Exchange Commission. Disclosure was made on Item 5 of said report with respect to the private placement of 1,678,023 Class A Common Shares effected by the Company on September 20, 1996. (See Item 12 above)

          Page numbered in accordance with Rule 0-3(b). Page 13 of 13.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AW COMPUTER SYSTEMS, INC.
                                                                    (Registrant)




                                                             By:/s/Charles Welch
                                                                   Charles Welch
                                                                   CEO/President


Dated:   October 4, 1996