Form 10QSB
period 1996-09-30
AW COMPUTER SYSTEMS INC
filed 1996-11-15
CIK 319037

Page numbered in accordance with Rule 0-3(b). Page 1 of 10.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-10329

                            AW COMPUTER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

       New Jersey                                           22-1991981
(Sate or other jurisdiction of                 (IRS Employer Identification No.)
 incorporation or organization)

              9000A Commerce Parkway, Mt. Laurel, New Jersey 08054
                    (Address of principal executive offices)

                                  609-234-3939
              (Registrant's telephone number, including area code)

                                       N/A
   (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 11, 1996, there were issued and outstanding 6,603,567 Class A Common Shares of the Company.

Traditional Small Business Disclosure Format (Check One): Yes X No

           Page numbered in accordance with Rule 0-3(b). Page 2 of 10.

                                     PART I

                              FINANCIAL INFORMATION
                                   (UNAUDITED)

Item 1.   Interim Financial Statements

          Contents:

          Statements of Operations for three and nine month periods ended September 30, 1996 and 1995.

          Balance Sheets as of September 30, 1996 and December 31, 1995.

          Statements of Cash Flow for the nine month periods ended September 30, 1996 and 1995.

          Notes to Interim Financial Statements.

           Page numbered in accordance with Rule 0-3(b). Page 3 of 10.


                            AW COMPUTER SYSTEMS, INC.
                      COMPARATIVE STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

           Three Months                                           Nine Months

     1996           1995                                    1996            1995


$   238,470    $   878,317    Revenues                 $   714,462    $ 3,131,765

    587,591        600,828    Costs of revenues          1,575,690      2,040,563
    -------        -------                               ---------      ---------

 (  349,121)       277,489                              (  861,228)     1,091,202
 -----------       -------                              ----------      ---------

                              Selling, general and
    590,228        787,130     administrative            1,939,871      2,675,991
      1,434         51,114    Development                   84,906        108,202
     12,780         20,099    Interest                      51,211         78,423
     ------         ------                                  ------         ------
    604,442        858,343                               2,075,988      2,862,616
    -------        -------                               ---------      ---------

      2,987          8,558    Interest income               19,878         38,567
      -----          -----                                  ------         ------

 (  950,576)    (  572,296)   Loss before income taxes  (2,917,338)     1,732,847)

      ---            ---      Income tax benefit            ---        (  319,758)
-----------     -----------                             ----------     -----------

$(  950,576)   $(  572,296)   Net loss                 $(2,917,338)   $(1,413,089)
============   ============                            ============   ============


   $(.17)          ($.14)     Net loss per share          $(.58)          ($.34)

                              Average shares
5,734,306       3,989,957       outstanding             5,072,448       4,109,813


    The accompanying notes are an integral part of the financial statements.

           Page numbered in accordance with Rule 0-3(b). Page 4 of 10.

                            AW COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

                        ASSETS
                                                                      1996            1995
Current assets:
   Cash and cash equivalents                                     $ 1,571,765    $ 1,848,560
   Accounts and contract receivables, less allowance
     for doubtful accounts of $112,350 and $488,302 in
     1996 and 1995                                                   193,204        604,957
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                            66,926        458,237
   Inventories                                                       204,598        514,791
   Income taxes receivable                                             ---          280,445
   Prepaid and other current assets                                   54,851        101,558
                                                                      ------        -------
     Total current assets                                          2,091,344      2,808,548
                                                                   ---------      ---------

Property and equipment, net                                          536,844        669,194
Computer software, net                                               625,422        363,626
Other assets                                                         151,866         52,885
                                                                     -------         ------
     Total Assets                                                $ 3,405,476    $ 3,894,253
                                                                   =========      =========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                $     ---      $   550,000
   Current portion of long-term debt                                   ---          225,000
   Current portion of lease obligations                                5,288          6,918
   Accounts payable                                                  183,017        291,870
   Accrued liabilities                                               246,527        134,515
   Accrued compensation                                              127,728         71,984
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                             ---            ---
   Accrued contract costs                                            408,406        332,653
   Other current liabilities                                          81,780         51,057
                                                                      ------         ------
     Total current liabilities                                     1,052,746      1,663,997
                                                                   ---------      ---------

Long-term debt                                                       570,368          ---
Capitalized lease obligations                                          5,789          8,542
Pension costs                                                        164,224        135,258

Shareholder's Equity
   Common shares:
     Class A, $.01 par; authorized 25,000,000
        and 10,000,000 shares; 6,603,567 and
        4,081,944 issued and outstanding in 1996
        and 1995, respectively                                        66,036         44,676
   Additional paid-in capital                                      4,282,297      1,895,992
   Retained earnings                                              (2,735,984)       181,354
   Deferred compensation                                              ---        (   35,566)
                                                                   --------       ---------
   Total shareholders' equity                                      1,612,349      2,086,456
                                                                   ---------      ---------
   Total liabilities and shareholders' equity                    $ 3,405,476    $ 3,894,253
                                                                 ===========    ===========

    The accompanying notes are an integral part of the financial statements.

           Page numbered in accordance with Rule 0-3(b). Page 5 of 10.



                            AW COMPUTER SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                  1996 AND 1995
                                   (UNAUDITED)
                                                                 Nine Months
                                                           1996              1995

Cash flows, operating activities:
Net loss:                                              $(2,917,338)   $(1,413,089)
Adjustments to reconcile net loss to net cash
   provided by/(used) in operating activities:
     Depreciation and amortization                         227,620        287,354
     Amortization of unearned compensation                  35,566         29,237
     Deferred income taxes                                   ---             ---
     Decrease (increase) in:
         Accounts receivable                               411,753     (  790,843)
       Costs and estimated earnings on
          uncompleted contracts                            391,311        509,528
       Inventories                                         310,193        147,540
       Income tax receivable                               280,445        325,678
       Prepaid expenses                                     46,707         21,272
       Other assets                                     (   98,981)         ---
     Increase (decrease) in:
     Accounts payable                                   (  108,853)           294
     Accrued liabilities                                   140,978        116,572
     Accrued cost                                           75,753        234,999
     Billing in excess of cost and estimated
         earnings on uncompleted contracts                    ---      (    8,582)
     Other current liabilities                              86,467     (   16,360)
                                                            ------     ----------
Net cash provided by (used in)
   operating activities                                 (1,118,379)    (  556,400)
                                                        ----------     -----------
Cash flows, investing activities:
   Capital expenditures                                 (   95,270)    (   77,103)
   Computer software capitalized                        (  261,796)    (  241,368)
                                                        -----------    -----------
Net cash (used in) investing activities                 (  357,066)    (  318,471)
                                                        -----------    -----------
Cash flows, financing activities:
Net borrowing (payments):
     Proceeds from long-term debt                          570,368           ---
     Payments on long-term debt and lease
         obligations                                    (  779,383)    (  356,213)
   Proceeds from issuance of common shares               2,407,665        302,022
                                                         ---------     ----------
Net cash provided by (used in) financing activities      2,198,650     (   54,191)
                                                         ---------     ----------
Increase (decrease), cash and cash equivalents             723,205     (  929,062)
Cash and cash equivalents:
   Beginning of period                                     848,560      1,468,778
                                                           -------      ---------
   End of period                                       $ 1,571,765    $   539,716
                                                       ===========    ===========


    The accompanying notes are an integral part of the financial statements.

           Page numbered in accordance with Rule 0-3(b). Page 6 of 10.

                            AW COMPUTER SYSTEMS, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


1. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. All adjustments consisting only of normal recurrent adjustments which, in the opinion of management, are necessary for a fair statement of the results for this interim period have been made.

2. Prior year financial statements have been restated to conform to present year presentation.

3. These statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes included in the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-KSB.

4. On September 20, 1996, the Company consummated the private placement of 1,678,023 Class A Common Shares to a limited number of qualified investors, including certain officers and directors of the Company, as listed in the table below. The price per share was $1.00, or an aggregate consideration of $1,678,023. The proceeds of the private placement will be used to finance on-going operations and the development of new products. The securities sold in this private transaction are not registered for public sale under the Securities Act of 1933 or any state securities law. The purchasers were granted certain registration rights commencing on or after September 1, 1997.


5. On October 25, 1996, the Company entered into a letter agreement with Fleet Bank N.A., (the "Bank") pursuant to which the Bank agreed to extend the period for repayment of the outstanding indebtedness in the aggregate amount of $570,368.00 owing to the Bank by the Company from December 31, 1996 to December 31, 1997. As consideration for the aforesaid extension, the Company issued warrants to the Bank to purchase 50,000 of its Class A Common Shares. The warrants are exercisable at $1.25 per share and expire on August 31, 1998. In addition, the Bank is entitled to certain piggyback registration rights.

           Page numbered in accordance with Rule 0-3(b). Page 7 of 10.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          AW's ability to continue as going concern is dependent on the sales and receipt of a significant deposit on an order(s) for the Company's recently completed product, the Wizard of Point-of-Sale ("Wizard"), and/or on the Company's ability to generate sales from the the Checker Productivity Analyzer ("CPA") product which is still under development. On September 20, 1996, the Company received $1,678,023 in proceeds from a private placement of 1,678,023 shares of Class A Common Stock. On October 25, 1996, the Company extended the period for repayment of the outstanding bank debt in the amount of $570,368 from December 31, 1996 to December 31, 1997. The Company expects that its existing capital resources may enable it to maintain operations through the third quarter of 1997. Thereafter, the Company will need to raise substantial additional capital to remain in business. There can be no assurance that the Company will be able to generate significant sales of its Wizard and/or CPA products or that additional financing will be available on acceptable terms or at all.

          Based on the size of the backlog of firm orders for delivery within one year, the Company believes that the volume of operations will remain nominal until market acceptance of the Wizard and/or the completion and market acceptance of CPA. Acceptance of either or both of these products would generate future revenues, however, there can be no assurance that the Company will not continue to experience delays in the development of the CPA products or that the Wizard marketing efforts will be successful. The Company is also attempting to make arrangements with its customers to perform special programming tasks in order to generate immediate revenues, although there is no assurance that these efforts will be successful.

           Results of Operations.

          Revenues for the three and ninth month periods ended September 30, 1996 were $238 thousand or 73% lower, and $714 thousand or 77% lower, than the corresponding periods in 1995. The comparative decrease for the quarter ended September 30, 1996 was caused by the absence of sales in 1996 compared with the delivery of AWare equipment plus an increase in software services income in 1995.

          Gross profit (loss) for the third quarter and nine months of 1996 was $(349) thousand and $(861) thousand respectively, a decrease of $627 thousand and a decrease of $1,952 thousand compared to the same periods in 1995. The negative gross profit margins experienced during 1996 was the result of the continuing significant effort expended under a fixed price contract to produce the CPA product without corresponding revenue. In the third quarter of 1995, the gross profit margins were higher than the year to date period because the second quarter had a higher percentage of equipment and software services revenue which generally produce higher gross margins.

          For the three months ended September 30, 1996, Selling, General, and Administrative Expenses (S.G.&A.) decreased $197 thousand (32%), as compared to 1995, primarily due to an expense reduction program which included a staff reduction of 19% on June 5, 1996. For the year-to-date periods, S.G.&A. decreased $736 thousand (28%), as compared to 1995. At September 30 1996, AW had 30 employees compared with 49 at September 30, 1995.

           Page numbered in accordance with Rule 0-3(b). Page 8 of 10.

          Loss before income tax benefit increased for the quarter ended September 30, 1996 compared to the same period in 1995 by $378 thousand to a loss of $951 thousand, while the 1996 year-to-date loss increased $1,184 thousand to a loss of $2,917 thousand. The net loss for the three and nine month periods ended September 30, 1996 was $951 thousand and $2,917 million compared to net losses in the comparable 1995 periods of $572 thousand and $1,413 million, respectively. The loss for the quarter and nine months was caused by the absence of sales during 1996 while the 1995 periods benefitted from the delivery of AWare equipment plus an increase in software services.

          Liquidity.

          During the first nine months of 1996, working capital decreased $107 thousand to $1.038 million compared to $1.145 million at December 31, 1995. Current assets decreased $718 thousand resulting from decreases in all asset categories except cash and cash equivalents. Current liabilities decreased by $389 thousand.

          During the first nine months of 1996, cash and cash equivalents increased $723 thousand. The primary factor in this increase was $2,407,665 in new equity.


           Financial Resources.

          The Company expects to require continued significant product development effort on the CPA product and capital expenditures for equipment in 1996. The Company believes its future success is dependent on the development of new proprietary hardware and software products. Expenditures for these items will be funded from working capital and from potential future financing as can be arranged. The Company raised $500,000 in March of 1996 and $1,678,023 in September 1996 with the balance of the funds generated from the exercise of stock options. There can be no assurance of revenues from the Wizard and/or CPA products. The Company will need to raise substantial additional capital to remain in business and there can be no assurance that additional financing will be available on acceptable terms or at all.

          The primary source of funds in the near future is expected to be the Company's operations, cash, and accounts receivable. At September 30, 1996 the company had $1,765 million in cash and accounts receivable compared to $1,053 million in total liabilities. The Company's principal fixed payment obligations at September 30, 1996 were the lease for its facilities and the payments on the bank loans.

          In order to raise funds for the continued development of the CPA product and for the support of ongoing operations, on September 20, 1996 certain officers and directors of the Company and other individuals purchased a total of 1,678,023 shares of the Company's Class A Common Stock at $1.00 per share. The total proceeds to the Company were $1,678,023.

          On March 8, 996, the Company, through a private cash transaction, vested $500,000 through the sale of 250,000 Class A Common Shares.

          Uncertainty of Forward-Looking Statements

          This report on Form 10-QSB contains forward-looking statements that involve results and uncertainties. The Company's actual risks and could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, the factors described above as well as those discussed elsewhere in the Company's reports filed with the Securities and Exchange Commission.

           Page numbered in accordance with Rule 0-3(b). Page 9 of 10.

                                     PART II

                                OTHER INFORMATION


Item 1.    Legal Proceedings - None.

Item 2.    Changes in Securities.

           A.       Current Report on Form 8-K dated September 27, 1996

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information - None.

Item 6.    Exhibits and Reports on Form 8-K.

           A.       Current Report on Form 8-K dated October 24, 1996
           B.       Current Report on Form 8-K dated October 25, 1996

Page numbered in accordance with Rule 0-3(b). Page 10 of 10.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:   November 11, 1996                        AW COMPUTER SYSTEMS, INC.




                                                  /s/Charles W. Welch
                                                  Charles W. Welch
                                                  CEO/President






                                                  /s/Charles F. Trapp
                                                  Charles F. Trapp
                                                  Vice President, Finance