Form 10KSB
period 1996-12-31
AW COMPUTER SYSTEMS INC
filed 1997-04-09
CIK 319037

Page numbered in accordance with Rule 0-3(b). Page 1 of 54.

                        The Exhibit Index is on Page 48.

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

Issuer's revenues for its most recent fiscal year:   $1,000,319

As of March 25, 1997, the aggregate market value (based on the average closing bid and asked quotations) of the 5,379,733 Class A Common Shares held by non-affiliates of the Company was $4,841,760 and a total of 6,675,567 Class A Common Shares of the Company were issued and outstanding.

Documents Incorporated by Reference:
------------------------------------
None.

           Page numbered in accordance with Rule 0-3(b). Page 2 of 54.

                                     PART I
                                     ------

Item 1.           Business.

                  Since its inception in 1973, AW Computer Systems, Inc., a New Jersey corporation, (the "Company" or "AW") has provided retailers with custom-designed, high-performance, computer-based systems to upgrade their Point-of-Sale ("POS") operations. AW is developing two new products to provide additional functionality to POS systems. These products are the Checker Productivity Analyzer ("CPA") and the Wizard of POS ("Wizard"). Historically, AW's products integrate a wide variety of POS terminals into the current store's computer systems offered by the three largest POS system manufacturers in the United States. AW has established relationships with the IBM Corporation ("IBM"), NCR Corporation ("NCR"), and Fujitsu-ICL Systems, Inc. ("FJ-ICL") to provide interfaces with their new POS systems, known as the 4690 Store System for IBM, UNITY for NCR, ISS400 for FJ-ICL, and existing popular cash registers. The ability of the Company's personnel to produce de novo interface hardware and software, customized to retailers' requirements, is a critical factor in successful operations.

                  The Company's target market includes nation-wide chains of retail stores and supermarkets. Because of the large size of these customers relative to the Company, many of the Company's contracts for sale of its proprietary hardware and licensing of its proprietary software comprise a significant portion of the Company's revenues in any given year. For example, in 1996, revenue from three customers accounted for 87% of total revenue (see Notes to Financial Statements).

                  Products.

                  AW is currently developing two products to provide additional functionality to POS systems. Products currently being developed include the Checker Productivity Analyzer ("CPA") and the Wizard of POS ("Wizard") Family of Products, specifically the Tutor and Eureka.
                  The CPA Project is being developed under contract with a large supermarket chain, which does not include any guaranteed minimum purchase.

           Page numbered in accordance with Rule 0-3(b). Page 3 of 54.

                  The CPA system protects supermarket against losses due to theft and inaccuracies at the checkout counter. It is real-time security system that interfaces with the POS system "listening to" register transactions as they are transmitted over the register loop. Scanned or keyed information is used to obtain product descriptions that are known to the system and stored in memory. The system consists of cameras strategically mounted above the checkout counters and AW's proprietary software. Visual images of products and shopping carts are captured by cameras at the checkstand and converted to a form that enables comparison with the known product and cart descriptions. When the system determines there is a mismatch between camera data and database representations of the product or cart descriptions, an "event" is declared. An event is the recognition by the CPA system of the occurrence at a checkout station or lane that deviates from the established norm. (The CPA system differs from that of normal security systems in the fact that it records abnormal actions events only; most security systems record everything, prompting the store manager to view hours of video tape in the hope of finding evidence of fraud). An event is usually reported by an "alert", which is defined as a signal to prompt the checker to check the non-empty cart, print a message on the register journal printer, write a description of the event to the CPA Controller Log and save video as specified, and/or to lock the register until a manager override is performed. Alerts are specified by the store manager in any combination for any detected event or no alerts need be specified (e.g. while a cashier is training).

                  Currently, CPA's supermarket database typically contains 55,000 items. The full storage requirement is approximately 350-600 megabytes. The database is dynamic, always "learning" new images as presented to the system.

                  CPA is installed at a pilot store and is being used to perform live testing.

                  The AW Wizard of POS Family of Products ("Wizard"), specifically the Tutor and Eureka, bring the familiarity of Microsoft's graphical Windows environment to the retail POS operation. Unlike existing graphical POS systems that demand total replacement of a retailers hardware and software, the Wizard adds graphical capability to existing environments.

                  The AW Wizard Tutor is an easy-to-use, hands-on cashier guidance system. It actually tutors new sales associates while they assist customers at the checkout line. The Tutor presents consistent on-line help screens to sales associates. Service is improved by reducing cashier calls for supervisor assistance. The Tutor is an interactive tool that is available 24 hours a day, 7 days per week. It is a handy, immediate reference to remind recent hires of the POS operation. Leading retail chains are experiencing a quick six to nine month return with the Tutor.

                  The Tutor addresses the cost and effectiveness of making the sales associates productive quickly. The Tutor guides new cashiers on keying sequences and store policy in an easy to understand, concise approach. The system is designed and developed for the popular IBM 4683/4684 and 4693/4694 POS terminals.

           Page numbered in accordance with Rule 0-3(b). Page 4 of 54.

                  The Tutor provides cashiers with a user-friendly graphical interface to the POS terminal. The Tutor operates on MS-Windows 3.1, MS Windows 95, or IBM OS/2 platforms, and passively monitors all POS terminal peripheral activity such as scanning, keyboard entry, and displays. The Tutor software then provides graphical help on a video graphics adaptor ("VGA") display panel. This display shows a keyboard with valid keys highlighted and a text area provides instructions to the operator. The Tutor allows new cashiers to become self proficient in the POS operation and eliminates the prolonged expense of a high-cost, experienced person in the traditional buddy system method.

                  Currently, the Tutor version of the Wizard is installed at five pilot stores and is being tested.

                  The AW Wizard Eureka is an electronic produce flip chart which displays digital images of the fruits and vegetables at the store. Using a touch screen, the cashier can quickly identify the correct fruit or vegetable, its PLU code, and optionally have the code entered automatically. Eureka reduces delays at the cash register and improves customer service by eliminating cumbersome flip charts and time consuming searches. Also shrinkage is reduced from errors made in misidentifying fancy imported fruits and vegetables as less expensive items.

                  Eureka's versatile interface provides fast access to product information, regardless of the cashier's level of knowledge or experience. Produce can be identified by group ("top sellers"), by category index ("citrus fruits" or "leafy vegetables"), by word index, by interactive description ("orange, oval-shaped, size of tennis ball, with thorns") or by simply browsing through the digital images. Eureka can display a blow-up of the digital photograph and its PLU, give a brief description of that item, and optionally insert the PLU code into the IBM 4683/4693 POS terminal. Eureka will also be developed for applications with mass merchandisers.

                  The Company also presently derives additional revenue from contract programming to provide system enhancements and maintenance agreements covering all of AW's POS systems.

                  The Company's historical main product, known as AWare, enables the use of existing popular, but older, cash registers with the POS systems manufactured by IBM, NCR, and FJ-ICL. If AWare is used, a retail chain can upgrade its POS system while postponing the replacement of cash registers, a major cost of upgrading to current on-line POS operations, and mix older and newer models and different makes of cash registers. AW has developed AWare for use in supermarket chains, mass merchandising stores, and department stores.

                  AW has developed a family of programmable microprocessor adapter boards for the IBM, the NCR, and the FJ-ICL computers that serve as cash register controller units. They allow various NCR, Datachecker, and older IBM cash registers to operate effectively with IBM's 4680 Store Controller, the NCR, and the FJ-ICL POS systems (the "Major Store Systems").

           Page numbered in accordance with Rule 0-3(b). Page 5 of 54.

                  Customers and Markets.

                  The Company markets the Checker Productivity Analyzer to the supermarket grocery industry. Currently the Company has installed the system in a pilot store at a major supermarket grocery chain.

                  The Company presently offers its Wizard of POS to three kinds of target market retailers: 1) large general merchandise retailers, 2) large discount retail operators, and 3) supermarket grocery stores. In general, the Company's POS systems are attractive to any retailer with a large number of stores or a large number of checkout counters.

                  The Company's business tends to center on a small number of large clients in any given year. See Note 5 of Notes to Financial Statements for information concerning the most recent three years. In 1996, revenues included a concentration of 87% attributed to three customers. The Company has derived substantially all of its revenues from North America during the last three years.
                  Customer Backlog.

                  Because nearly all customer system installations are contingent upon successful test store or "pilot" implementations, the total revenues from a customer cannot be considered firm until after acceptance of the pilot system. At March 25, 1997, the total amount of the Company's firm orders for delivery within one year for maintenance services, hardware, and software was approximately $570,000, compared to a total of approximately $800,000 at March 25, 1996. Because of the size of the backlog and the length of the selling cycle, frequently over a year, the Company believes that the volume of operations will remain at the relatively low level until the successful completion of either or both of its new products, CPA and Wizard.

                  Competition.

                  The Company is not aware of any product on the market that is similar to CPA or the Wizard. However, there are numerous security companies and software firms that are potential competitors and they may develop products that are more efficient or less costly than the Company's products. These potential competitors are large, well financed, established companies that have greater resources for research and development, manufacturing and marketing than the Company.

                  Marketing.

                  The Company markets its products through its own personnel from its offices in Mount Laurel, New Jersey to its customers and prospects. The Company does not offer financing or leasing for its systems, nor is such a program contemplated.

           Page numbered in accordance with Rule 0-3(b). Page 6 of 54.

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

                  Research and Development.

                  The Company operates in an industry which is subject to rapid technological change. The Company's ability to compete depends upon, among other things, its ability to offer its customers state-of-the-art computer systems. Accordingly, AW's expenditures for the development of new data communications equipment, software, and firmware are expected to continue at existing or higher levels in the future, subject to availability of financing (see Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Research and Development).

                  The Company protects its investment in software through use of unregistered copyrights and by reliance on trade secrecy laws. The Company's use of custom application specific integrated circuits ("ASIC") and programmable array logic chips ("PAL") presents technological barriers to unauthorized copying of the Company's products. The Company requires all technical personnel to sign nondisclosure agreements with respect to the Company's products. There can be no assurance that others will not unauthorizedly copy the Company's products despite these protective devices. The Company believes that the most effective protection of its trade secrets is rapid development of improved hardware and software which makes use of the latest technology.

           Page numbered in accordance with Rule 0-3(b). Page 7 of 54.

                  Employees.

                  On March 22, 1997, the Company employed 30 full-time  persons:
7 in sales, management, and administration: 19 in software development and production ;and 4 in hardware development and production; compared to the 42 full-time persons employed at March 22, 1996 (8 in sales, management, and administration; 7 in hardware design and production; and 27 in software development and production). From time-to-time, AW employs computer design consultants and technicians on a temporary basis. None of the Company's employees is represented by a labor union.

                  The Company believes that its future success is dependent in part on its continued ability to recruit and retain highly competent management, marketing and technical personnel.

Item 2.           Properties.

                  The Company leases its administrative offices and sales and programming facilities (containing approximately 30,000 square feet of space) in Mount Laurel, New Jersey. The Company pays approximately $26,000 per month, including its share of taxes, insurance and other expenses customarily borne by a tenant under a "net" lease, which has been extended to March 15, 1999. The Company does not own, and leases no other, real property. The Company believes that its facilities are satisfactorily maintained.

Item 3.           Legal Proceedings.

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None.

           Page numbered in accordance with Rule 0-3(b). Page 8 of 54.

                                     PART II
                                     -------

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.

                  The following table shows the quarterly range of prices for the Company's Class A Common Shares, as reported by the National Association of Securities Dealers Automated Quotation system for the period January 1, 1995 through December 31, 1996. Prices shown represent actual trades.

                                                       High           Low
                                                       ----           ---
First Quarter 1995                                     2 1/8          1 5/16
Second Quarter 1995                                    1 1/2          1
Third Quarter 1995                                     2              15/16
Fourth Quarter 1995                                    2 5/16         1 3/8

First Quarter 1996                                     4 1/2          9/16
Second Quarter 1996                                    3 13/16        2
Third Quarter 1996                                     3 1/8          1
Fourth Quarter 1996                                    1 5/16         1


                  The Company's Class A Common Shares are listed on the Over the Counter ("OTC") Electronic Bulletin Board since August 28, 1996 and prior to that date the shares were listed on the NASDAQ National Market Systems.

                  Holders. On March 25, 1997, there were approximately 276 holders of Class A Common Shares, including holders of record and participants in security position listings.

                  Dividends. The Company has not paid any cash dividends on its Common Shares. The Company's credit agreements, with its bank, prohibit the payment of dividends.

           Page numbered in accordance with Rule 0-3(b). Page 9 of 54.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Results of Operations.

                  AW's ability to continue as a going concern is dependent on the receipt of a significant deposit on an order(s) for the Company's recently completed product, the Wizard, and/or sales from the CPA product which is still under development. On September 20, 1996, the Company received $1,678,023 in proceeds from a private placement of 1,678,023 shares of Class A Common Stock. On October 25, 1996, the Company extended the period for repayment of the outstanding bank debt in the amount of $570,368 from December 31, 1996 to December 31, 1997. The Company expects that its existing capital resources may enable it to maintain operations through the second quarter of 1997. Thereafter, the Company will need to raise substantial, additional capital to remain in business. There can be no assurance that the Company will be able to generate significant sales of its Wizard and/or CPA products or that additional financing will be available on acceptable terms or at all.

                  Most all customer system installations are contingent upon successful test store or pilot implementations, therefore, the backlog of total revenues from a customer project cannot be considered firm until after the pilot has been accepted by the customer. At March 25, 1997, AW had a backlog of firm orders for delivery within one year of $570,000 compared to $800,000 at March 25, 1996.
                  Continuation of Company operations beyond the second quarter of 1997 will be dependent on the successful completion of a financing to provide working capital to sustain the Company until the completion and receipt of substantial orders on either or both of the Company's new products: the Checker Productivity Analyzer ("CPA") and the Wizard of POS ("Wizard"). The CPA Project is being developed under contract with a large supermarket chain, which does not include any guaranteed minimum purchase. The CPA system protects supermarket against losses due to theft and inaccuracies at the checkout counter. The system consists of cameras strategically mounted above the checkout counters and AW's proprietary software. The CPA system employs vision technology to interact visual images and relate them to the transaction being processed at the cash register. CPA is being installed at a pilot store and is being used to perform live testing. The Wizard brings the familiarity of Microsoft's graphical Windows environment to the retail POS operation. Unlike existing graphical POS systems that demand total replacement of a retailer's hardware and software, the Wizard adds graphical capability to existing environments. The Tutor version of Wizard is installed at five pilot stores and is being tested. The Eureka version is an electronic product flip chart that displays digital images of the produce or products in a grocery or retail store.

          Page numbered in accordance with Rule 0-3(b). Page 10 of 54.

                  The Company has lost money for the past three years and it is anticipated that expenses will continue to exceed revenue in the near future. The Company has paid operating expenses during the past years with funds raised from the sale of common stock. AW's ability to remain in business is dependent on the successful completion of future financings.

                  Revenues.

                         1996.

                         Revenues in 1996 declined $2,424,000 to $1,000,000. The
decrease in sales was primarily caused by the reduction in sales of AWare related equipment and software because of technical obsolescence. Software revenues, maintenance fees and contract programming also contributed to 1996 revenue and were approximately the same as 1995.

                         The CPA Development  Contract  incurred costs in excess
of its $1,700,000 contractual budget and the Company recognized a loss of $1,104,000 on the contract during 1996. The 1996 loss included a loss provision of $400,000 representing the estimated cost to complete the contract. The Company anticipates that the completion costs for the project will be revised in the future. Under the terms of this contract with a well established grocery chain, ownership of the product will be transferred to the contract partner while exclusive marketing rights will remain with AW. AW has granted the contract partner a warrant to purchase 236,773 shares of AW's Class A Common Shares. Due to uncertainties inherent in the estimation process, it is reasonably possible that the completion costs for the project will be further revised in the near term.

                         1995.

                         Revenues in 1995  declined  $1,300,000 or 27% below the
revenue flow in 1994 primarily due to sharply reduced sales of the Company's principal product, AWare. During 1994 it became evident that the POS system products being introduced by NCR and FJ-ICL were not ready for aggressive marketing. Consequently, sales of AWare continue to be adversely affected. AW was able to sell AWare to only one new customer during the year. AWare revenues were $2,800,000 in 1995 compared to $3,300,000 in 1994. AWare sales made up 95% of revenue in 1995, 69% in 1994 and 92% in 1993. In order to stimulate revenues, AW broadened the functionality of AWare to support the acceptance of debit cards by retailers as payment at the point-of-sale. This development produced additional revenues from one existing customer in 1995.

                         The  development  contract for a new product,  known as
CPA, designed to enhance the economic efficiency of the checkout process in supermarkets has exceeded its $1.7 million contractual budget; as such, the Company has recognized a loss provision of $300 thousand representing the estimated cost to complete the contract. The recognition of a loss on the contract during 1995 caused a reduction in revenue of $130 thousand on a percentage completion basis.

                         Other  important  sources  of  revenue  for AW in  1995
included software services revenues, maintenance fees, and contract programming for AW's customers.

          Page numbered in accordance with Rule 0-3(b). Page 11 of 54.

                         1994.

                         Revenues in 1994 declined $3.6 million or 43% below the
revenue in 1993 primarily due to sharply reduced sales of the Company's principle product, AWare. AWare revenues were $3.3 million in 1994 compared to $7.7 million in 1993. During 1994 it became evident that the POS system products being introduced by NCR and FJ-ICL were not ready for aggressive marketing, consequently, adversely affecting AWare sales.

                  Costs.

                         1996.

                         The Company  incurred direct cost in excess of revenues
primarily from the costs related to the development contract for the CPA contract. The Company recognized a loss of $1,104,000 on the contract in 1996 including a loss provision of $400,000.

                         1995.

                         The  direct  gross  margin  decreased  in  1995  to 22%
compared to 42% in 1994. This decrease is related to the continued decline in AWare revenue, as well as, the development contract (CPA Project) which has exceeded its $1,700,000 budget. In addition, the Company incurred a charge of $115,000 to reserve for slow moving AWare inventory. Cost of revenues decreased only 3% in 1995 compared to 1994 as a result.

                         1994.

                         The direct profit margin was  compressed in 1994 to 42%
compared to 59% in 1993 primarily as a result of the CPA Project that was being performed on a break-even basis. Cost of revenues decreased only 19% in 1994 compared to 1993 as a result.

                  Expenses.

                         1996.

                         The  Selling,   General  and  Administrative   expenses
increased $206,000 or 6% in 1996 as compared to 1995 due primarily to increased employee compensation and related expenses.

          Page numbered in accordance with Rule 0-3(b). Page 12 of 54.

                         1995.

                         Selling,  General and Administrative expenses decreased
$291,000 or 8% in 1995 compared to 1994 due primarily to a decrease in compensation expense related to the reduction of 17 staff positions during the year. Expenses increased as a percentage of revenues from 83% in 1994 to 101% in 1995 primarily because of the continued drop in revenues from the Company's main product, AWare, and higher than anticipated development costs on the CPA project. In March 1995, the Chairman of the Board, who was consulting the Company as part of a transition to retirement, agreed to return to full-time status to assist in marketing the Company's products. His return to full compensation offset the savings in staff reduction by approximately $75,000.

                         1994.

                         Selling,  General and Administrative expenses increased
$63 thousand or 1.8% in 1994 compared to 1993 due primarily to the expenses of six additional employees. During the year, a salary restraint was imposed and the Company ceased matching the contributions of its employees to the 401(k) retirement savings plan to partially offset the expenses associated with additional staff needed for development of new products. Expenses increased as a percentage of revenues from 43% in 1993 to 83% in 1994 primarily because of increased development costs.

                  Research and Development.

                  The data processing industry is characterized by rapid technological advances. Consequently, to the extent its financial resources permit, AW will continue developing new, and refining existing, proprietary products. The Company spent $110,000, $167,000 and $371,000 on development for 1996, 1995 and 1994, respectively.

                  The Company is presently engaged in development projects to produce new products which were designed to substantially enhance the economic efficiency of the checkout process in supermarkets. The CPA being developed under contract with a large supermarket chain which does not include any guaranteed minimum purchase, is designed to enhance the economic efficiency in the handling of goods by supermarket operators. CPA is currently being installed at a pilot store and is expected to begin testing shortly.

          Page numbered in accordance with Rule 0-3(b). Page 13 of 54.

                  Operating Results.

                         1996.

                         Costs  incurred in excess of contract  revenues for the
CPA project caused expenses to exceed revenue causing a negative gross profit of approximately $419,000. After Selling, General and Administrative expenses, the loss before and after taxes was approximately $3,862,000. The Company anticipates that losses will continue until such time, if ever, that it can generate sufficient revenues from the sale of products to cover operating costs.

                         1995.

                         As a result of the high  level of low  margin  contract
development activity in 1995 and the low level of AWare sales, gross profit was less than Selling, General and Administrative expenses. After Development and Interest expenses, the loss before income taxes was $2,600,000. The Company does not have sufficient prior years' operating income for federal income tax purposes to carry back all of the 1995 loss. The anticipated refund related to the carry back of the 1995 loss is $280,000. After the tax benefit, the net loss was $2,300,000, or $0.56 per share.

                         1994.

                         As a result of the high level of  contract  development
activity in 1994 that compressed the direct profit margin and the low level of AWare sales, gross profit was less than Selling, General and Administrative expenses. After Development and Interest expenses, the Net loss before income taxes was $1,900,000. The Company had available sufficient prior years' operating income for federal income tax purposes to be able to carry the 1994 loss back and expects to realize a refund. After the Income tax benefit, the net loss was $1,300,000, or $0.34, per share.

                  Financial Position and Capital Resources.

                  In 1996, operations were funded by the sale of new common stock because cash flow generated from operations were not sufficient to sustain the Company. AW's needs for cash arise principally from salaries, sales and marketing expenses, research and development expenses and occupancy expenses.

          Page numbered in accordance with Rule 0-3(b). Page 14 of 54.

                  During the year, working capital decreased $1,467,000 to $(323,000) as compared to $1,100,000 at December 31, 1995. Current assets decreased $1,518,000 due to decreases in accounts receivable, inventory and income taxes receivable of $527,000, $457,000, and $280,000, respectively. Additionally, as a result of progress billings on revenue contracts, costs in excess of billings decreased by $258,000. Current liabilities decreased $50,000 over the period due to a decrease in current debt of $225,000 and a decrease of $145,000 in accounts payable. These decreases were offset by an increase of $76,000 in accrued contract costs and an increase of $240,000 in other accrued liabilities and accrued compensation.

                  Cash and cash equivalents increased by $71,000 as of December 31, 1996 compared to December 31, 1995. The primary factors for this increase was $2,446,000 received from the sale of Common Stock and the exercise of employee stock options and the reduction in accounts receivable of $596,000 offset by losses from operations of $3,861,000. Cash and cash equivalents necessary to operate at the Company's current capacity beyond the second quarter of 1997 will be dependent on the successful completion of a financing to provide working capital and the rollout of the CPA or Wizard Projects.

                  The results of operations in 1996 have affected the Company's debt to equity relationship as can be seen in the following table:


                                        1996           1995           1994           1993
                                        ----           ----           ----           ----

Total liabilities                       $1,776,965     $1,807,797     $1,809,775     $1,261,000
Total Shareholders' equity              $  817,732     $2,086,456     $4,074,047     $5,320,000
   Total liabilities divided by
            shareholders' equity        2.17           0.87           0.44           0.24


                  Liquidity.

                  The Company expects to require continued significant product development efforts and capital expenditures for plant and equipment in 1997. The Company believes its competitive position must be maintained by the development of new proprietary hardware and software products. Expenditures for these items will be funded from cash flow and from future external financing as can be arranged. Continuation of operations beyond the second quarter will be dependent on the successful completion and roll-out of either the CPA Project or the Wizard Project, or on the Company securing external financing to help bring its products to market.

                  On September 20, 1996, the Company consummated the private placement of $1,678,023 Class A Common Shares to a limited number of qualified investors, including certain officers and directors of the Company. The price per share was $1.00, or an aggregate consideration of 1,678,023. The funds were used for working capital for the development of new products and to support on-going operations.

          Page numbered in accordance with Rule 0-3(b). Page 15 of 54.

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

                  In October 1996, the Company negotiated a one year extension of the Line of Credit until December 31, 1997. In consideration for the one year extension, the Company issued to Fleet Bank a Warrant expiring August 31, 1998 to purchase 50,000 Class A Common Shares at $1.25 per share.

                  During 1996, the Company maintained a $550,000 Line of Credit with interest at the Bank's prime rate (8.25% at December 31, 1996) plus 1%. In October 1996, the credit facility was increased by $20,368 with an interest rate of prime plus 2% to fund the requirements of a Letter of Credit presented to the Bank. The Line of Credit had an outstanding balance of $570,368 on December 31, 1996.
                  In order to raise funds for the development of new products and for the support of on-going operations, on May 15, 1995 certain officers and directors of the Company and other individuals purchased a total of 394,000 units, each consisting of one share of the Company's Class A Common Stock and one warrant to purchase an additional share of Class A Common Stock at an exercise price of $2.00 per share. The warrants are exercisable for five years from the date of grant. The purchase price was $0.55 per unit. The total proceeds to the Company, net of expenses, were $206,000. The securities sold are not registered for public sale under the Securities Act of 1933 or any state securities law and the purchasers acquired no registration rights with respect thereto.

                  During 1995 the Company maintained three credit arrangements with a bank. The Company had borrowings outstanding on term loans of $400,000 and $500,000 at a fixed rate of interest of 8% and 7.95%, payable in equal monthly installments. The Company had a Line of Credit in the amount of $600,000 with interest at the Bank's prime rate (8.00% at December 31, 1995) plus 1.5%. The Line of Credit had an outstanding balance of $550,000 on December 31, 1995.

          Page numbered in accordance with Rule 0-3(b). Page 16 of 54.

                  The Company failed to meet the net profit debt covenant required under the loan agreements as of December 31, 1994. On July 21, 1995, the Company and the Bank reached a Debt Restructuring Agreement. The terms of this Agreement are as follows: the balance of the $400,000 fixed term note at July 31, 1995 of $125,000 was paid in full; the term of the $500,000 note was accelerated from June 1999 to July 1996 (this acceleration changed the monthly installments from $8,333 through 1999 to eleven installments of $33,333 and one final installment of $25,000 on July 1, 1996); and payment of the $550,000 balance on the Line of Credit, originally scheduled for May 1995, was extended until December 31, 1996, no future advances are available under this note. The Bank permanently waived provisions requiring the Company to maintain any ratio of debt to net worth and/or any ratios relating to net operating profit so long as payment are made according to the Agreement.

                  At the end of 1995, the Company's capital obligations consisted of capitalized lease obligations for equipment and an operating lease commitment for its offices which expires in 1999. The Company anticipates satisfying these obligations (approximately $250,000 annually) with funds generated from operations.

                  Stock Options and Warrants.

                  The  Company   adopted   Statement  of  Financial   Accounting
Standards No. 123, Accounting for Stock-Based Compensation beginning in 1996.

Item 7.           Financial Statements.

                  Financial   statements,   together  with  the  report  of  the
Company's independent accountants thereon, are presented under Item 13 of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  On October 24, 1996, Coopers & Lybrand L.L.P. terminated the relationship with AW Computer Systems, Inc. as the Registrant's certifying accountant. During the past two fiscal years, the Former Accountants' report on the financial statements of the Registrant did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, the report did contain an explanatory paragraph regarding the Company's ability to continue as a going concern. During the past two fiscal years and the interim period preceding such resignation, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

                  The Board of Directors of the Registrant voted to retain the firm of Moore Stephens, P.C. on October 28, 1996.

          Page numbered in accordance with Rule 0-3(b). Page 17 of 54.

                                    PART III
                                    --------
                             EXECUTIVE COMPENSATION

Summary Compensation
The following table sets forth a summary of the aggregate compensation earned for services rendered in all capacities to the Company during the years 1994 through 1996 by the Chief Executive Officer, and by each of the three other most highly compensated executive officers earning over $100,000 in 1996 (the "Named Officers").


                           SUMMARY COMPENSATION TABLE
                                                                                Long-Term Compensation(1)
                                                                                -------------------------
                                                                               Awards              Payouts
                                                                               ------              -------
                                                           Other
                                                           Annual     Restricted    Number       Long Term
       Name and         Fiscal                            Compen-       Stock         of         Incentive       All Other
  Principal Position     Year      Salary       Bonus     sation(2)     Awards      Options       Payounts     Compensation3

Charles J. McMullin      1996     $140,000(5)    ---       $ 7,073       ---         100,000        ---           $2,060
Chairman and Chief       1995     $140,000       ---       $ 7,750       ---         25,000         ---           $2,152
Operating Officer        1994     $ 93,333                 $ 5,167       ---         60,000         ---           $2,692

Charles Welch            1996     $168,150(6)    ---       $ 3,782       ---           ---          ---           $3,831
President and Chief      1995     $168,150       ---       $15,400       ---         10,000         ---           $3,105
Executive Officer        1994     $168,150       ---       $18,490       ---           ---          ---           $2,500

Charles F. Trapp         1996     $ 41,153(7)    ---       $ 2,235       ---         60,000         ---           $3,000
Vice President,
Finance

P. Michael Lutze         1996     $126,800(8)    ---       $ 9,275       ---           ---          ---             ---
Vice President           1995     $126,800       ---       $16,450       ---         12,500         ---             ---
                         1994     $126,800       ---       $12,302       ---           ---          ---             ---

Nicholas Ambrus4         1996     $ 98,394       ---       $32,650       ---           ---          ---             ---
Former Chairman          1995     $137,924       ---       $13,900       ---         10,000         ---             ---
                         1994     $ 98,176       ---       $15,890       ---           ---          ---             ---


(1) During three years, 1994 through 1996, no Named Officer received stock appreciation rights, restricted stock awards or Long-Term Incentive Plan payouts.
(2)       Other Annual Compensation includes the following:
          For Mr. McMullin:  in 1996, $7,073 automobile benefit; in 1995, $7,750 automobile benefit and in 1994, $5,167 automobile benefit.
          For Mr. Welch: in 1996, $3,782 automobile benefit; in 1995, $6,150 gain on exercise of options and $9,250 automobile benefit; and in 1994, $9,250 automobile benefit and $9,240 Company contribution to his 401(k) account.
          For Mr. Trapp: in 1996, $2,235 automobile benefit.
          For Mr. Lutze: in 1996, $3,759 automobile benefit; in 1995, $8,200 gain on exercise of options and $8,250 automobile benefit; and in 1994, $8,250 automobile benefit and $4,052 Company contribution to his 401(k) account.
          For Mr. Ambrus: in 1996, $9,275 automobile benefit and $23,375 for consulting services; in 1995, $6,150 gain on exercise of options and $7,750 automobile benefit; and in 1994, $7,750 automobile benefit and $8,140 Company contribution to his 401(k) account.
(3) All Other Compensation is comprised of life insurance premiums paid on behalf of the respective individuals.
(4)      Mr. Ambrus resigned as Chairman in August 1996.
(5)      Includes $23,750 of deferred salary.
(6)      Includes $48,613 of deferred salary.
(7)      Includes $692 of deferred salary.
(8)      Includes $35,225 of deferred salary.

          Page numbered in accordance with Rule 0-3(b). Page 18 of 54.


                           STOCK OPTION GRANTS IN 1996

                                             Percent of Total
       Name and                   Options     Options Granted       Exercise           Expiration
  Principal Position              Granted      To Employees          Price                Date

Charles J. McMullin                100,000        21.5%               $1.00          Sept. 20, 2001
Chairman and Chief Operating
Officer

Charles F. Trapp                    60,000        12.9%               $1.00          Sept. 20, 2001
Vice President, Finance


Exercise of Stock Options and Aggregate Outstanding Stock Options at December 31, 1996

The following table sets forth information concerning stock options which were exercised during 1996 by the Chief Executive Officer and the other Named Officers and the amounts of their respective unexercised options as of December 31, 1996.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END OPTIONS

                                                          Number
                                                         of Shares            Value of
                                                        Underlying          In-the-Money
                                                        Unexercised         Unexercised
                         Number                          Options at          Options at
                        of Shares                        12/31/96             12/31/96
      Name and        Acquired on      Value            Exercisable/         Exercised/
 Principal Position     Exercise      Realized         Unexercisable        Unexercised
 ------------------     --------      --------         -------------        -----------

Charles J. McMullin      - 0 -          - 0 -          165,000/20,000           --/--
Chairman and Chief
Operating Officer

Charles Welch            - 0 -          - 0 -          121,000/--               --/--
President and Chief
Executive Officer

Charles F. Trapp         - 0 -          - 0 -          60,000/--                --/--
Vice President,
Finance

P. Michael Lutze         - 0 -          - 0 -          26,500/--                --/--
Senior Vice President

Nicholas Ambrus          - 0 -          - 0 -          30,000/--                --/--
Former Chairman

          Page numbered in accordance with Rule 0-3(b). Page 19 of 54.

Bonus Plans
The Board of Directors adopted a bonus plan for Mr. Welch under which a varying percentage of the Company's net profits in a particular year are paid as an annual bonus if certain profit objectives established by the Board of Directors for that year are achieved. Under the plan now in effect, Mr. Welch would receive 2.5% of the first $99,999 of the Company's annual pre-tax profit, 3.75% of the next $100,000 of the Company's annual pre-tax profit and 5% of the Company's annual pre-tax profit in excess of $199,999. No bonus was paid under this plan for 1996.

On April 25, 1994, the Company and Charles J. McMullin entered into an employment agreement that provides for a term of employment of three years at an annual salary of $140,000 and a cash bonus of 1.25% of the first $99,999 of the net income of the Company before charges for officers' bonuses and income taxes ("EBOBAT"), 1.875% of the next $100,000 of EBOBAT and 2.5% of EBOBAT in excess of $200,000. No bonus was paid under this plan for 1996.

Since the organization of the Company in 1973, it has been the policy of the Company to award an annual bonus to the Company's officers and employees. The amount of the bonus awarded to an officer or employee in a particular year is discretionary and has been dependent upon the officer's or employee's level of performance during the year, his length of service with the Company, and the Company's earnings during the year. No discretionary bonuses were paid in 1996. Under the Company's current discretionary bonus arrangement, Messrs. McMullin and Welch are not eligible for discretionary bonuses. The Company may award discretionary bonuses for 1997 and subsequent years.

Employment Agreements
The Company has entered into an agreement with Mr. McMullin providing for his employment in an executive capacity from April 25, 1994 through April 24, 1997 at an annual minimum base salary of $140,000. If the employment of Mr. McMullin is terminated by the Company prior to the end of his employment term without cause, the Company will continue to pay Mr. McMullin his salary until the end of such term, his death, or his employment with another organization, at which time the Company shall be only obligated to pay Mr. McMullin the difference between his compensation from the new employer and his current compensation. During 1996, Mr. McMullin deferred receipt of $23,750 of salary.

The Company has entered into an agreement with Mr. Welch providing for his employment in an executive capacity from October 1, 1995 through September 30, 1998, at an annual minimum base salary of $168,150. The agreement requires that this minimum base salary be adjusted annually during the second and third years of the contract to reflect the average percentage salary increase awarded other senior and executive employees of the Company during the preceding twelve months. If the employment of Mr. Welch is terminated by the Company prior to the end of his employment term without cause, the Company will continue to pay Mr. Welch his salary until the end of such term, or the date on which he begins competing with, or begins working for an organization which competes with the Company. During 1996, Mr. Welch deferred receipt of $48,613 of salary.

          Page numbered in accordance with Rule 0-3(b). Page 20 of 54.


The Company has entered into an agreement with Mr. Trapp providing for his employment in an executive capacity from August 29, 1996 through August 28, 1999, at an annual minimum base salary of $120,000. The agreement requires that this minimum base salary be adjusted annually during the second and third years of the contract to reflect the average percentage salary increase awarded other senior and executive employees of the Company during the preceding twelve months. If the employment of Mr. Trapp is terminated by the Company prior to the end of his employment term without cause, the Company will continue to pay Mr. Trapp his salary until the end of such term, or the date on which he begins competing with, or begins working for an organization which competes with the Company. During 1996, Mr. Trapp deferred receipt of $692 of salary.

The Company has entered into an agreement with Mr. Lutze providing for his employment in an executive capacity from February 15, 1996 through February 14, 1999 at an annual minimum base salary of $126,800. If the employment of Mr. Lutze is terminated by the Company prior to the end of his employment term without cause, the Company will continue to pay Mr. Lutze his salary until the end of such term, his death, or his employment with another organization, at which time the Company shall be only obligated to pay Mr. Lutze the difference between his compensation from the new employer and his current compensation. During 1996, Mr. Lutze deferred receipt of $35,225 of salary.

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

          Page numbered in accordance with Rule 0-3(b). Page 21 of 54.

                                     PART IV
                                     -------

Item 13.       Exhibits, Financial Statements and Reports on Form 8-K.

               (a)          The following documents are filed with this report:

                           (1)      Financial Statements:

                                    A.      Reports of Independent Accountants.

                                    B.       Consolidated      Statements     of
                                             Operations   for  the  Three  Years
                                             Ended December 31, 1996.

                                    C.       Consolidated     Balance    Sheets,
                                             December 31, l996 and l995.

                                    D.       Consolidated  Statements of Changes
                                             in  Shareholders'  Equity  for  the
                                             Three  Years  Ended   December  31,
                                             1996.

                                    E.       Consolidated   Statements  of  Cash
                                             Flows  for the  Three  Years  Ended
                                             December 31, 1996.

                                    F.       Notes  to  Consolidated   Financial
                                             Statements.

                           (2)      Exhibits:

                                    3A       The Company's Restated  Certificate
                                             of Incorporation. Exhibit 3A to the
                                             Company's   Registration  Statement
                                             No. 2-68939 is incorporated  herein
                                             by reference.

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

                                    3C-1     The     Company's      Registration
                                             Statement on Form S-8. Exhibit 3C-1
                                             to the Company's  Quarterly  Report
                                             on  Form  10-QSB  for  the  quarter
                                             ended   September   30,   1995   is
                                             incorporated herein by reference.

          Page numbered in accordance with Rule 0-3(b). Page 22 of 54.


Item 13.       Exhibits, Financial Statements and Reports on Form 8-K
               (Continued).

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

                                    10E-1    Amendment   Number   Two   to   the
                                             Employment  Agreement  between  the
                                             Company  and  Charles  Welch  dated
                                             August 31, 1995.  Exhibit  10E-1 on
                                             Form  10-KSB  for  the  year  ended
                                             December  31, 1995 is  incorporated
                                             herein by reference.

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

                                    10G      Employment  Agreement  between  the
                                             Company and P. Michael  Lutze dated
                                             February 15, 1996. Exhibit 10E-1 on
                                             Form  10-KSB  for  the  year  ended
                                             December  31, 1995 is  incorporated
                                             herein by reference.

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

          Page numbered in accordance with Rule 0-3(b). Page 23 of 54.


Item 13.       Exhibits, Financial Statements and Reports on Form 8-K
               (Continued).

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

                                    10M-18   Solution Provider Agreement between
                                             Microsoft   Corporation   and   the
                                             Company dated August 1995.  Exhibit
                                             10E-1 on Form  10-KSB  for the year
                                             ended    December   31,   1995   is
                                             incorporated herein by reference.

          Page numbered in accordance with Rule 0-3(b). Page 24 of 54.


Item 13.       Exhibits, Financial Statements and Reports on Form 8-K
               (Continued).

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

                                    1OP-1    Addendum   to   Warrant   Agreement
                                             between the Company and  Winn-Dixie
                                             Stores,  Inc.  dated March 8, 1996.
                                             Exhibit  10E-1 on Form  10-KSB  for
                                             the year ended December 31, 1995 is
                                             incorporated herein by reference.

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

                                    21       Subsidiaries of the Registrant.

                                             Consent  of Moore  Stephens,  P.C.,
                                    23       Independent Accountants.

                                    23A      Consent   of   Coopers  &  Lybrand,
                                             L.L.P., Independent Accountants.

                                    27       Financial      Data      Schedules,
                                             electronically    filed,   as   per
                                             Regulation SB.

               (b) No reports on Form 8-K were filed by the Company during the last quarter of 1996.

          Page numbered in accordance with Rule 0-3(b). Page 25 of 54.


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of AW Computer Systems, Inc.

     We have audited the consolidated balance sheet of AW Computer Systems, Inc. and its subsidiary as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AW Computer Systems, Inc. and its subsidiary as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that AW Computer Systems, Inc. and its subsidiary will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, AW Computer Systems, Inc. and its subsidiary have incurred recurring losses from operations and have recurring negative cash flows from operations that raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/Moore Stephens, P.C.
                                                    MOORE STEPHENS, P.C.
                                                    Certified Public Accountants


Cranford, New Jersey
March 17, 1997

          Page numbered in accordance with Rule 0-3(b). Page 26 of 54.


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
Board of Directors of
AW Computer Systems, Inc.:


We have audited the consolidated financial statements of AW Computer Systems, Inc. for 1995 as listed in Item 13(a) of this Form 10-KSB. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AW Computer Systems, Inc. as of December 31, 1995 and results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

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

/s/Coopers & Lybrand L.L.P
Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 15, 1997

          Page numbered in accordance with Rule 0-3(b). Page 27 of 54.


                    AW COMPUTER SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                      1996           1995            1994
                                                      ----           ----            ----

Revenues:                                         $ 1,000,319    $ 3,424,341    $ 4,721,168


Costs of revenues                                   1,420,089      2,661,030      2,743,520
                                                    ---------      ---------      ---------
Gross (Loss) Profit                                (  419,770)       763,311      1,977,648
                                                    ---------      ---------      ---------

Expenses:
     Selling, General and Administrative            3,300,394      3,204,513      3,495,494
     Development                                      111,028        167,379        371,480
     Interest                                          69,536        100,197         62,709
                                                    ---------      ---------      ---------
     Total                                          3,480,958      3,472,089      3,929,683
                                                    ---------      ---------      ---------

Other Income                                           38,865         67,681         46,795
                                                    ---------      ---------      ---------

(Loss) before income taxes                         (3,861,863)    (2,641,097)    (1,905,240)

Income tax provision                                    --        (  300,079)    (  586,903)
                                                    --------       ---------      ---------

Net (loss)                                        $(3,861,863)   $(2,341,018)   $(1,318,337)
                                                    =========      =========      =========

Net income (loss) per share                          $(.71)          $(.56)         $(.34)

Average shares outstanding                          5,458,978      4,151,058       3,855,750


               The accompanying notes are an integral part of the
                       consolidated financial statements.

          Page numbered in accordance with Rule 0-3(b). Page 28 of 54.


                    AW COMPUTER SYSTEMS, INC. AND SUBSIDIARY
             CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                1996                1995
                                                                ----                ----

Current assets:
     Cash and cash equivalents                              $   919,621         $   848,560
     Accounts and contract receivables, less
         allowance for doubtful accounts of
         $39,967 in 1996 and $110,000 in 1995                    78,380             604,957
     Costs and estimated earnings in
         excess of billings on uncompleted contracts            200,015             458,237
     Inventories                                                 56,589             514,791
     Income taxes receivable                                         --             280,445
     Prepaid and other current assets                            36,854             101,558
                                                              ---------           ---------
              Total current assets                            1,291,459           2,808,548
Property and equipment, net                                     511,579             669,194
Computer software, net                                          669,351             363,626
Due from related parties                                            --               40,000
Other assets                                                     27,308              12,885
                                                              ---------           ---------
     Total assets                                           $ 2,499,697         $ 3,894,253
                                                              =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Line of credit                                         $   570,368         $   550,000
     Current portion of long-term debt                               --             225,000
     Current portion of lease obligation                             --               6,918
     Accounts payable                                           147,195             291,870
     Accrued contract costs                                     408,406             332,653
     Accrued liabilities                                        269,371             134,515
     Accrued compensation                                       177,362              71,984
     Other current liabilities                                   41,755              51,057
                                                              ---------           ---------
              Total current liabilities                       1,614,457           1,663,997
Capitalized lease obligations                                        --               8,542
Deferred compensation payable                                   162,508             135,258
                                                              ---------           ---------
Total Liabilities                                             1,776,965           1,807,797

Commitments and Contingencies

Shareholders' equity
     Preferred Stock - No Par Value:
     Authorized 5,000,000 shares in 1996 and zero in 1995
         and zero issued and outstanding in 1996                     --                 --
     Common shares:
     Class A, $.01 par; authorized 25,000,000 and
         10,000,000 shares; 6,638,067 and 4,467,544
         issued and outstanding in 1996 and 1995,                66,381              44,676
         respectively
     Additional paid-in capital                               4,431,860           1,895,992
     Retained earnings (Deficit)                             (3,680,509)            181,354
     Stock subscription - related party                      (   95,000)                 --
     Deferred compensation                                           --          (   35,566)
                                                              ---------           ---------
         Total shareholders' equity                             722,732           2,086,456
                                                              ---------           ---------
         Total liabilities and shareholders' equity         $ 2,499,697         $ 3,894,253
                                                              =========           =========

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

          Page numbered in accordance with Rule 0-3(b). Page 29 of 54.

                    AW COMPUTER SYSTEMS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, and 1994


                                   Preferred Stock              Class A Common Stock
                                   ---------------              --------------------
                                  Number                    Number
                                of Shares   Amount         of Shares           Amount
                                ---------   ------         ---------           ------

Balance,
     December 31, 1993             ---       ---            3,830,219      $38,302
Issuance of stock grants           ---       ---               50,000          500
Exercise of stock options          ---       ---               17,750          178
Compensation expense               ---       ---                  ---          ---
Net loss                           ---       ---                  ---          ---
Balance,                          -----     -----           ---------      -------
     December 31, 1994             ---       ---            3,897,969       38,980
Issuance of stock grants           ---       ---               30,000          300
Exercise of stock  options         ---       ---              145,575        1,456
Private Placement                  ---       ---              394,000        3,940
Compensation expense               ---       ---                  ---          ---
Net loss                           ---       ---                  ---          ---
Balance,                          -----     -----           ---------       ------
     December 31, 1995             ---       ---            4,467,544      $44,676
Issuance of stock grants           ---       ---               30,000          300
Exercise of stock options          ---       ---              212,500        2,125
Private Placement                  ---       ---            1,928,023       19,280
Non cash compensation              ---       ---                  ---          ---
Compensation expense               ---       ---                  ---          ---
Net loss                           ---       ---                  ---          ---
Balance,                          -----     -----           ---------       ------
     December 31, 1996             ---       ---            6,638,067      $66,381
                                  =====     =====           =========       ======



                                                                   Stock
                                  Additional     Retained      Subscription                       Total
                                   Paid-in       Earnings         Related        Deferred      Shareholders'
                                   Capital       (Deficit)         Party       Compensation      Equity
                                   -------       ---------         -----       ------------      ------
Balance,
     December   31, 1993         $1,446,415    $ 3,840,709            ---      $(  5,918)      $ 5,319,508
Issuance of stock grants            111,210            ---            ---       (111,710)              ---
Exercise of stock options             7,070            ---            ---            ---             7,248
Compensation expense                    ---            ---            ---         65,628            65,628
Net loss                                ---     (1,318,337)           ---            ---        (1,318,337)
Balance,                          ---------      ---------         ------        -------         ---------
     December 31, 1994            1,564,695      2,522,372            ---       ( 52,000)        4,074,047
                                  ---------      ---------         ------        -------         ---------
Issuance of stock grants             33,450            ---            ---       ( 33,750)              ---
Exercise of stock  options           85,087            ---            ---            ---            86,543
Private Placement                   212,760            ---            ---            ---           216,700
Compensation expense                    ---            ---            ---         50,184            50,184
Net loss                                ---     (2,341,018)           ---            ---        (2,341,018)
Balance,                          ---------      ---------         ------        -------         ----------
     December 31, 1995            1,895,992        181,354            ---       ( 35,566)        2,086,456
                                  ---------      ---------         ------        -------         ---------
Issuance of stock grants             33,450            ---            ---            ---            33,750
Exercise of stock options           201,594            ---            ---            ---           203,719
Private Placement                 2,189,166            ---            ---            ---         2,208,446
Non cash compensation               111,658            ---            ---            ---           111,658
Common stock subscribed                 ---            ---        (95,000)           ---        (   95,000)
Compensation expense                    ---            ---            ---         35,566            35,566
Net loss                                ---     (3,861,863)           ---            ---        (3,861,863)
Balance,                          ---------      ---------         ------        -------         ---------
     December 31, 1996           $4,431,860    $(3,680,509)      $(95,000)     $     ---       $   722,732
                                  =========      =========         ======        =======         =========


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

          Page numbered in accordance with Rule 0-3(b). Page 30 of 54.

                    AW COMPUTER SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDING DECEMBER 31, 1996, 1995, AND 1994

                                                           1996                1995                1994
                                                           ----                ----                ----
Cash flows from operating activities:
  Net income (loss)                                    $(3,861,863)        $(2,341,018)       $(1,318,337)
  Adjustments to reconcile net income (loss) to
  net
      cash provided by (used in) operating
  activities:
         Depreciation and amortization                     299,958             377,529            328,228
         Amortization of unearned compensation              35,566              50,184             65,628
         Provision for doubtful accounts                (   70,162)         (  130,372)            15,509
         Provision for inventory                            57,366             115,000                 --
         Non cash compensation                             145,408                  --                 --
         Gain on capital disposals                      (    4,127)         (    6,983)                --
         Deferred income taxes                                 --                   --         (   45,632)
         Decrease (increase) in:
              Accounts receivables                         596,740              47,314          2,145,283
              Costs and estimated earnings
                  on uncompleted contracts                 258,222             960,555         (  576,334)
              Inventories                                  400,836             116,463         (  289,107)
              Income taxes receivable                      280,445             294,088         (  449,867)
              Prepaid expenses and other assets             50,281          (   16,433)        (   20,193)
         Increase (decrease) in:
              Accounts payable                          (  144,675)             83,144         (  105,786)
              Accrued  liabilities                         134,856              12,297         (  269,916)
              Accrued cost                                  75,753             273,128                 --
              Other current liabilities                 (    9,302)         (   36,326)            82,364
              Accrued compensation                         105,378              71,984                 --
              Pension costs                                 27,250              27,052            108,206
              Billings in excess of costs and
                 estimated earnings on
                 uncompleted contracts
                                                                --          (    8,582)        (  107,817)
                                                         ---------           ---------          ---------
Net cash provided by (used in) operating activities     (1,622,070)         (  110,976)        (  437,771)
                                                         ---------           ---------          ---------
Cash flows investing activities:
   Capital expenditures                                 (  147,808)         (  105,892)        (  395,661)
   Capital disposals                                         9,592              43,241                 --
   Computer software capitalized                        (  305,725)         (  325,159)        (   52,327)
                                                         ---------           ---------          ---------
Net cash (used in) investing activities                 (  443,941)         (   387,810)       (  447,988)
                                                         ---------           ----------         ---------
Cash flows financing activities:
   Borrowings (payments):
      Line of credit                                        20,368                  --            550,000
      Proceeds from long term debt                              --                  --            500,000
      Payments on long term debt                        (  225,000)         (  408,333)        (  141,667)
      Lease obligations                                 (   15,460)         (   16,342)        (   15,039)
      Advances-related party loans                      (   55,000)                 --                 --
      Issuance of common shares                          2,412,164             303,243              7,248
                                                         ---------           ---------          ---------
Net cash provided by (used in) financing                 2,137,072          (  121,432)           900,542
                                                         ---------           ---------          ---------
activities
Increase (decrease), cash and cash equivalents              71,061          (  620,218)            14,783
Cash and cash equivalents:
   Beginning of year                                       848,560           1,468,778          1,453,995
                                                         ---------           ---------          ---------
   End of year                                         $   919,621         $   848,560        $ 1,468,778
                                                         =========           =========          =========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

          Page numbered in accordance with Rule 0-3(b). Page 31 of 54.

                    AW COMPUTER SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.   Basis of Presentation:

                  Description of Business:

                  AW Computer Systems, Inc. and subsidiary (the "Company") is principally in the business of developing and marketing specialized computer-based POS systems consisting of proprietary hardware and software. The Company derives revenues from selling the hardware and installing the software for licensed use by clients. Because of rapid technological advances in the computer systems upon which the Company bases its products and the changing needs of customers, new software and hardware must constantly be developed in order to deliver products which use the current industry standard equipment. Substantially all of the Company's revenues and backlog of orders come from the retail sector of the economy and its customers are located throughout the United States.

                  Going Concern:

                  These  financial  statements  have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

                  As shown in the accompanying financial statements, the Company has incurred losses for the past three years and the resulting negative cash flow from operations. The Company's Line of Credit in the amount of $570,368 is payable on December 31, 1997 and no further advances are available to the Company under this line. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                  Management  has  instituted  a cost  reduction  program  which included a reduction in the labor force during 1996. The Company is in the process of introducing two new pilot products into the market. Acceptance of either or both of these products by the Company's customers would generate future revenues, however the success of these products is uncertain. Additionally, the Company is seeking additional financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          Page numbered in accordance with Rule 0-3(b). Page 32 of 54.


2.   Summary of Significant Accounting Policies:

                  Principals of Consolidation:

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. Accounting Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          Page numbered in accordance with Rule 0-3(b). Page 33 of 54.


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

                  Computer Software:

                  The Company capitalizes computer software development costs and costs of product enhancements incurred subsequent to the establishment of technological feasibility and up to the time the product becomes available for general release. Maintenance and upgrades are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the remaining estimated economic life of the product including the period being reported on. It is reasonably possible that the remaining estimated economic life of the software (twelve to thirty-six months) will be reduced significantly in the near term due to competitive pressures. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term. Amortization expense of computer software costs was approximately $0 in 1996, $74,000 in 1995 and $61,000 in 1994. Costs capitalized prior to 1995 have been fully amortized. The following is a table as of December 31,

                                                          1996                1995
                                                          ----                ----
                   Computer Software                   $1,780,521          $1,474,796
                   Accumulated Amortization             1,111,170           1,111,170
                                                        ---------           ---------
                   Computer Software, Net              $  669,351          $  363,626
                                                        =========           =========

          Page numbered in accordance with Rule 0-3(b). Page 34 of 54.


                  Impairment:

                  Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 1996, Management expects these assets to be fully recoverable.

                  Stock Options Issued to Employees:

                  The Company adopted SFAS No. 123 on January 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Boards ("APB") Opinion No. 25 for financial reporting purposes.

                  Depreciation and Amortization:

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

          Page numbered in accordance with Rule 0-3(b). Page 35 of 54.

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

                  Net Income (Loss) per Class A Common Share:

                  Net income (loss) per Class A Common Share is computed based on the average number of Class A Common Shares outstanding during the year, after giving effect to all dilutive common stock equivalents outstanding.

                  Advertising:

                  Advertising Costs are expensed as incurred.

                  Concentration of Credit:

                  The Company sells primarily to customers in the retail industry throughout the United States. The financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and accounts receivable. To reduce credit risk, the Company performs a credit evaluation of its customers' financial conditions and has generally short payment terms. The Company does not require collateral on its accounts receivable and its losses on accounts receivable have been within Management's expectations. The Company maintains its cash and cash equivalents primarily in two financial institutions in excess of insured limits of approximately $800,000.

3.   Statement of Cash Flows:

     Supplemental disclosure of cash flow information:

     Cash paid during the years for:      1996       1995      1994
                                          ----       ----      ----
          Interest                       $64,994   $100,197  $62,709
          Taxes                               --        293    2,225

          Page numbered in accordance with Rule 0-3(b). Page 36 of 54.

     Supplemental disclosure of non-cash investing and financing activities:

                                          1996           1995           1994
                                          ----           ----           ----
     Issuance of stock grants           $33,750        $33,750        $111,710
     Issuance of common stock for
       Notes receivable                  95,000             --              --

4.   Contracts Requiring Development:

     The fixed price contracts by which the Company recognizes revenues frequently involve development of new software programs and/or hardware components. The Company retains ownership of the products developed under most of these contracts. Revenues and costs recognized under these contracts have been:


                                       1996          1995            1994
                                       ----          ----            ----
     Contract revenues             $   88,000     $1,420,000     $1,903,000
     Cost of contract revenues      1,003,980      1,483,000      1,389,000

     The Company is currently providing research and development to one of its major customers pursuant to an Application System Prototype Development
     Agreement (CPA Project). Through December 31, 1996, $1,551,000 and $3,501,000 have been recognized as revenues and cost under this Agreement, respectively. The Project has exceeded its $1,751,000 contractual budget and the Company has recognized a loss of $1,750,000 including a provision of $400,000 representing the estimated cost to complete the project. Due to uncertainties inherent in the estimation process, it is reasonably possible that the completion costs for the Project will be further revised in the near term. Under this Agreement, the Company retains sole marketing rights of the technology and is required to pay royalties.

5.   Major Customers:

     Information concerning major customers is as follows:


                                                         Revenues
        Year Ended         Number of              attributable to each
       December 31,     major customers               major customer
       ------------     ---------------               --------------
          1996                Three          $420,000; $320,000; and $130,000
          1995                Three          $719,000; $719,000; and $548,000
          1994                Two            $1,275,000 and $1,133,000

          Page numbered in accordance with Rule 0-3(b). Page 37 of 54.

6.   Income Taxes:

     The provision (benefit) for income taxes consists of the following:

                                    1996            1995               1994
                                    ----            ----               ----
          Current:
               Federal        $(       --)     $(  300,079)       $(  634,960)
               State                   --               --              2,425
                                ---------        ---------          ----------
                                       --       (  300,079)        (  632,535)
          Deferred              ---------        ---------             45,632
                                                                    ----------
                              $        --      $(  300,079)       $(  586,903)
                               ==========        =========          ==========

     Deferred tax assets (liabilities) comprised the following at December 31:


                                                                1996            1995
                                                                ----            ----

             Excess book over tax basis of
                      property and equipment                $    36,024    $    19,253
             Excess book basis over tax basis of
                      computer software                      (  267,740)    (  145,210)
             Excess book basis over tax basis of
                      bad debt and inventory allowance           92,533         53,600
             Excess  book basis over tax basis of
                      non-qualified defined pension              65,003         54,103
             Net operating loss carryforwards                 2,004,998        817,679
                                                              ---------        -------
                                                              1,930,818        799,425
                                                              ---------        -------
             Valuation allowance for deferred tax asset      (1,930,818)    (  799,425)
                                                             ----------      ---------
                                                            $        --    $        --
                                                             ==========     ==========

     The Company has a net operating loss (NOL) carry forward for federal tax purposes of $4,662,000 of which $801,000 expires in the year 2010 and $3,861,000 which expires in the year 2011. The Company has established a full valuation allowance for this balance.

     Reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31, 1996, 1995 and 1994 is as follows:


                                              1996      1995      1994
                                              ----      ----      ----
                                                      Percent
     Federal statutory rate                  (34.0)    (34.0)    (34.0)
     State income tax rate, net of
          federal income tax benefit         ( 6.0)    ( 6.0)    ( 9.0)
     Change in deferred tax asset
          valuation allowance                 40.0      30.3      10.0
     Other, net                                --      ( 1.7)      2.2
                                              ----      ----      ----
     Effective tax rate                      ( 0  )    (11.4)    (30.8)
                                              ====      ====      ====

          Page numbered in accordance with Rule 0-3(b). Page 38 of 54.


7.   Costs Incurred and Estimated Earnings on Uncompleted Contracts:

     Costs incurred and estimated earnings on uncompleted contracts consist of the following:


                                                1996            1995
                                                ----            ----
Costs incurred on uncompleted contracts      $1,551,193     $2,358,278
Estimated earnings                                    0         45,497
                                              ---------      ---------
                                              1,551,193      2,403,775
Less:  Billings to date                       1,351,178      1,945,538
                                              ---------      ---------
                                             $  200,015     $  458,237
                                              =========      =========

8.   Inventories:

     Inventories consist of the following:

                            1996           1995
                            ----           ----
Finished products        $    --        $ 20,155
Work in process               --         259,820
Raw material              56,589         234,816
                          ------         -------
                         $56,589        $514,791
                          ======         =======


9.   Property and Equipment:

     Property and equipment consists of the following:


                                            1996          1995
                                            ----          ----
Furniture and equipment                 $2,067,590     $1,929,188
Automotive equipment                       123,606        123,606
Leasehold improvements                     349,074        342,263
Property under capital lease                59,321         73,578
                                         ---------      ---------
                                         2,599,591      2,468,635
Less:  accumulated depreciation
       and amortization                  2,088,012      1,799,441
                                         ---------      ---------
                                        $  511,579     $  669,194
                                         =========      =========


     Depreciation expense was $299,958, $303,000 and $265,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

          Page numbered in accordance with Rule 0-3(b). Page 39 of 54.

10.  Benefit Plans:

     The Company has a 401(k) defined contribution retirement plan that covers substantially all employees. Eligible employees may contribute up to 15% of compensation with matching contributions at the Company's option. Effective June 30, 1994, the Company suspended matching contributions. The Company did not make a contribution to the plan in 1996 or 1995 and made a contribution of $95,000 in 1994.

11.  Debt:

     During 1996, the Company maintained a $550,000 Line of Credit with interest at the Bank's prime rate (8.25% at December 31, 1996) plus one percent. In October 1996, the credit facility was increased by $20,368 with an interest rate of prime plus 2% to fund the requirements of a Letter of Credit presented to the Bank. The Line of Credit had an outstanding balance of $570,368 on December 31, 1996.

     The credit facilities are collateralized by substantially all of the Company's assets. The carrying amount of the Company's credit arrangements approximate their fair value.

     In consideration for a one year extension, the Company issued to the Bank a Warrant expiring August 31, 1998 to purchase 50,000 shares of stock at $1.25 per share. The Company recorded $31,300 as Additional Paid-in Capital and Finance Expenses in connection with the loan extension.

     During 1995 the Company maintained three credit arrangements with a bank. The Company had borrowings outstanding on term loans of $400,000 and $500,000 at a fixed rate of interest of 8% and 7.95%, payable in equal monthly installments. The Company had a Line of Credit with an outstanding balance of $550,000 with interest at the bank's prime rate plus 1.5%.

     The Company failed to meet the net profit debt covenant required under the loan agreements as of December 31, 1994. On July 21, 1995 the Company and the Bank reached a Debt Restructuring Agreement. The terms of this Agreement are as follows: the balance of the $400,000 fixed term note at July 31, 1995 of $125,000 was paid in full. The term of the $500,000 note was accelerated from June 1999 to July 1996. This acceleration changed the monthly installments from $8,333 through 1999 to eleven (11) installments of $31,300 and one final installment of $25,000 on July 1, 1996. Payment of the $550,000 balance on the Line of Credit, originally scheduled for May 1995, was extended until December 31, 1997. The Bank permanently waived provisions requiring the Company to maintain any ratio of debt to net worth and/or any ratios relating to net operating profit so long as the Company continues to make payments under the Agreement. The Agreement prohibits the payment of dividends.

          Page numbered in accordance with Rule 0-3(b). Page 40 of 54.


     Debt consists of the following:

                           1996                 1995
                           ----                 ----
Term loan payable        $    --             $225,000
Line of credit            570,368             550,000
                          -------             -------
                         $570,368            $775,000
                          =======             =======


12.  Leases:

     The Company leases office facilities under a lease, as amended, which expires in 1999. The Company has the option to extend the lease in one year intervals for five years. The Company also leases office equipment under operating leases which expire in 2001. The rental expense for the operating lease totaled $267,518, $252,000 and $215,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Contingent rentals are provided on the Company's office facilities based on CPI increases of operating expenses, as defined.

     At December 31, 1996, annual future minimum lease payments under operating leases and the present value of minimum lease payments are as follows:

                                          Operating Leases
                                          ----------------
     Minimum lease payments:
         1997                                $270,824
         1998                                 276,241
         1999                                  62,431
         2000                                   5,868
         2001                                   5,868
         ----                                 -------
     Total minimum lease payments            $621,232
                                              =======

13.  Commitments and Contingencies:

     The Company has entered into an Amended Employment and Retirement Agreement effective July 1, 1996 with its former Chairman under which he is retained as a consultant to the Company at a cost of $4,675 per month until December 1, 1998. Effective January 1, 1999, the Company will pay a retirement benefit of $4,675 per month until December 1, 2003. The total present value as of December 31, 1996 for the non-qualified, retirement benefit was $162,508; total expense was $27,250, $27,000, and $108,000 in 1996, 1995 and 1994, respectively.

          Page numbered in accordance with Rule 0-3(b). Page 41 of 54.

14.  Stockholders Equity:

     In order to raise funds for the continued development of the CPA product and for the support of ongoing operations, on September 20, 1996 certain officers and directors of the Company and other individuals purchased a total of 1,678,023 shares of the Company's Class A Common Stock at $1.00 per share. The total proceeds to the Company were $1,678,023.

     On May 8, 1996, the Company, in a private cash transaction, received $500,000 from the sale of 250,000 Class A Common Shares.

     During 1996, the Company authorized 5,000,000 shares of Preferred Stock and an additional 15,000,000 shares of Class A Common Stock. No Preferred Stock was issued during 1996.

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

15.  Stock Options and Warrants:

     Stock option and warrant transactions for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                                                 Weighted                                   Weighted
                                                      Weighted    Average           Non-      Weighted      Average
                                         Incentive     Average   Remaining       Qualified     Average     Remaining
                                           Stock      Exercise  Contractual     Options and   Exercise     Contractual
                                          Options      Price       Life           Warrants     Price          Life
                                          -------      -----       ----           --------     -----          ----
        Balance, December 31, 1993         327,950     $ .82       --              297,291     $1.91          --
        Granted                                 --        --       --                   --        --          --
        Expired                         (    6,450)    $ .91       --           (    4,700)    $1.22          --
        Exercised                       (   17,750)    $ .48       --                   --        --          --
                                         ---------      ----       ---           ---------      ----          ---
        Balance, December 31, 1994         303,750     $ .80       --              292,591     $1.93          --
        Granted                            225,991     $1.00       --              476,282     $1.90          --
        Expired                         (   55,966)    $ .72       --                   --        --          --
        Exercised                       (  138,575)    $ .62       --           (    7,000)    $ .59          --
                                         ---------      ----       ---           ---------      ----          ---
        Balance, December 31, 1995         335,200     $1.07       --              761,873     $1.92          --
        Granted                            277,500     $1.03       --              287,500     $1.04          --
        Expired                         (   59,250)    $1.05       --                   --        --          --
        Exercised                       (  212,500)    $1.10       --                   --        --          --
                                         ---------      ----       ---           ---------      ----          ---
        Balance, December 31, 1996         340,950     $1.02       4.7 years     1,049,373     $1.68          3.7 years
                                         =========      ====       ===           =========      ====          ===
        Shares exercisable ,
                 December 31, 1996         340,950     $1.02       4.7 years     1,049,373     $1.68          3.7 years
                                         =========      ====       ===           =========      ====          ===

          Page numbered in accordance with Rule 0-3(b). Page 42 of 54.


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

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options issued to employees and others. Accordingly, expenses of approximately $111,700 have been recognized for the Company's stock-based compensation plans for the difference between the stock price and the exercise price on the grant date. The Company has recorded $31,300 in expense with respect to options granted non-employees.

     Had compensation cost for the Company's stock options issued to employees and directors been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased, on a pro forma basis, by $258,083, or $.04 per share for the year ended December 31, 1996 and $381,196 or $.09 per share for December 31, 1995. Pro forma amounts were calculated using the Black-Scholes option-pricing model with the following assumptions:


                                       December 31,
                                   1996           1995
                                   ----           ----
Risk-free interest rate            6.198%         5.893%
Expected life                      2 years        2 years
Expected volatility                97.2 %         100.75%
Expected dividends                 N/A            N/A


     The weighted average exercise price and fair value of options is as follows at December 31:

                              Weighted-Average         Weighted-Average
                               Exercise Price              Fair Value
                               --------------              ----------
                              1996       1995          1996         1995
                              ----       ----          ----         ----
Options Whose Price:
     Exceeds Market           $1.25     $2.00          $.63      $.55
     Equals Market            $1.06     $1.00          $.57      $.54
     Is Less Than Market      $1.07        --          $.64        --

          Page numbered in accordance with Rule 0-3(b). Page 43 of 54.

     The following table summarizes information about incentive stock options outstanding at December 31, 1996:

                                 Weighted-Average
  Range of                           Remaining         Weighted-Average
Exercise Prices      Shares      Contractual Life       Exercise Price
---------------      ------      ----------------       --------------
$1.00 to $1.25      337,450        4.7 years                $1.00
$3.00 to $3.25        3,500        4.3 years                $3.25

     The following table summarizes information about non-qualified stock options and warrants outstanding at December 31, 1996:

                                 Weighted-Average
   Range of                         Remaining          Weighted-Average
Exercise Prices       Shares     Contractual Life       Exercise Price
---------------       ------     ----------------       --------------
$1.00 to $1.25       287,500       4.7 years                $1.04
$1.75 to $2.00       761,873       3.3 years                $1.92

     Net loss and net loss per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123 is as follows:


                                 December 31, 1996   December 31, 1995
                                 -----------------   -----------------
     Net Income (Loss)
         As reported               $(3,861,863)       $(2,341,018)
         Pro forma                 $(4,119,946)       $(2,722,214)

     Income (loss) per share
         As reported               $(.71)              $(.56)
         Pro forma                 $(.75)              $(.65)

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

          Page numbered in accordance with Rule 0-3(b). Page 44 of 54.

16.  Related Party Transaction:

     At December 31, 1996, the Company has three notes receivable from officers of the Company totaling $95,000 which are included in the stockholders' equity section of the Balance Sheet. The notes are for $20,000, $35,000 and $40,000 and are secured by 20,000, 35,000 and 40,000 shares of AW Computer Systems, Inc. Class A Common Stock respectively. The notes have an interest rate of 6.1% and mature October 1, 1999.

     The Company had two notes receivable from outside directors of the Company totaling $40,000 which are included on Other Assets on the Balance Sheet at December 31, 1995. Interest is charged and paid monthly at a rate equal to the rate received by the Company on its cash balances (approximately 3.0%). The notes were repaid in 1996.

17.  Fair Value of Financial Instruments

     Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

     In assessing the fair value of these financial instruments, the Company was required to make assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts receivable, notes receivable, accounts payable, amounts due to and from related parties and affiliates, and short-term debt, management estimates that the carrying amount approximated fair value for the majority of the instruments because of their short maturities.

          Page numbered in accordance with Rule 0-3(b). Page 45 of 54.


18.  New Authoritative Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," and No. 129, "Disclosure of Information about Capital Structure," in February 1997.

     SFAS No. 128 simplifies the earnings per share ("EPS") calculations required by Accounting Principles Board ("APB") Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for period ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

     SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

          Page numbered in accordance with Rule 0-3(b). Page 46 of 54.


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

                                        AW COMPUTER SYSTEMS, INC.
                                        (Registrant)


                                        By:/s/Charles Welch
                                           Charles Welch
                                           Chief Executive Officer/President

                                        By:/s/Charles F. Trapp
                                           Charles F. Trapp
                                           Vice President, Finance
                                           (Principal Financial Officer)

Dated:   April 8, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                   Title                     Date


/s/Charles McMullin      Chairman/Chief Operating      April 8, 1997
Charles McMullin         Officer/Director

/s/Charles Welch         CEO/President/Director        April 8, 1997
Charles Welch

/s/Frank Cappiello       Director                      April 8, 1997
Frank Cappiello

/s/Patricia Sunseri      Director                      April 8, 1997
Patricia Sunseri

/s/Vincent Vidas         Director                      April 8, 1997
Vincent Vidas

          Page numbered in accordance with Rule 0-3(b). Page 47 of 54.

Supplemental Information to be furnished with Reports Filed Pursuant to Section l5(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section l2 of the Act.

                                 Not Applicable.

          Page numbered in accordance with Rule 0-3(b). Page 48 of 54.


                                  EXHIBIT INDEX

                                                                          PAGE NUMBERED IN SEQUENTIAL
                                                                              NUMBERING SYSTEM AS
    EXHIBIT                                                                 DESCRIBED IN RULE 0-3(b)
     INDEX                   DESCRIPTION OF INDEX                          WHERE EXHIBIT CAN BE FOUND
     3A          Amendment   to   the   Company's    Restated    Exhibit 3A-1 to the Company's  Quarterly Report on
                 Certificate of Incorporation  dated June 30,    Form 10-Q for the  quarter  ended June 30, 1987 is
                 1987.                                           incorporated herein by reference at page 21.

     3A-1        Amendment   to   the   Company's    Restated    Exhibit 3A-1 to the Company's  Quarterly Report on
                 Certificate of Incorporation  dated June 30,    Form 10-Q for the  quarter  ended June 30, 1987 is
                 1987.                                           incorporated herein by reference at page 21.

     3B          The Company's Amended and Restated By-Laws.     Exhibit 3B to the Company's  Annual Report on Form
                                                                 10-KSB for the year  ended  December  31,  1994 is
                                                                 incorporated herein by reference at page 21.

     3C-1        The  Company's   Registration  Statement  on    Exhibit 3C-1 to the Company's  Quarterly Report on
                 Form S-8.                                       Form 10-QSB for the quarter  ended  September  30,
                                                                 1995 is  incorporated  herein by reference at page
                                                                 21.

     4F          Specimen  Certificate  for  Class  A  Common    Exhibit 4F to the Company's  Annual Report on Form
                 Shares.                                         10-KSB for the year  ended  December  31,  1994 is
                                                                 incorporated herein by reference at page 22.

     10D-4       Supplemental   Employment   and   Retirement    Exhibit  10D-4 to the  Company's  Annual Report on
                 Agreement   dated  March  1,  1993   between    Form 10-KSB for the year ended  December  31, 1993
                 Nicholas Ambrus and the Company.                is incorporated herein by reference at page 22.

     10E         Employment  Agreement  dated October 1, 1986    Exhibit   28C   to  the   Company's   Registration
                 between Charles Welch and the Company.          Statement No.  33-1898 is  incorporated  herein by
                                                                 reference.  Exhibit  10E to the  Company's  Annual
                                                                 Report  on Form 10-K for the year  ended  December
                                                                 31, 1990 is  incorporated  herein by  reference at
                                                                 page 22.

          Page numbered in accordance with Rule 0-3(b). Page 49 of 54.


                                  EXHIBIT INDEX

                                                                          PAGE NUMBERED IN SEQUENTIAL
                                                                              NUMBERING SYSTEM AS
    EXHIBIT                                                                 DESCRIBED IN RULE 0-3(b)
     INDEX                   DESCRIPTION OF INDEX                          WHERE EXHIBIT CAN BE FOUND
     10E-1       Amendment    Number   Two   to    Employment    Exhibit  10P-1 to the  Company's  Annual Report on
                 Agreement  between  the  Company and Charles    Form 10-KSB for the year ended  December  31, 1995
                 Welch.                                          is incorporated herein by reference at page 22.

     10F         Employment  Agreement  between  the  Company    Exhibit  10F to the  Company's  Annual  Report  on
                 and  Charles  J.  McMullin  dated  April 25,    Form 10-KSB for the year ended  December  31, 1994
                 1994.                                           is incorporated herein by reference at page 22.

     10G         Employment  Agreement  between  the  Company    Exhibit  10P-1 to the  Company's  Annual Report on
                 and P.  Michael  Lutze  dated  February  15,    Form 10-KSB for the year ended  December  31, 1995
                 1996.                                           is incorporated herein by reference at page 22.

     10H         Lease between Linpro Industrial  Limited and    Exhibit  10H to the  Company's  Annual  Report  on
                 the Company dated August 12, 1983.              Form 10-K for the year ended  December 31, 1983 is
                                                                 incorporated herein by reference at page 22.

     10H-1       Amendment  dated August 1, 1986 to the Lease    Exhibit  10H-1 to the  Company's  Annual Report on
                 between  Linpro  Industrial  Limited and the    Form 10-K for the year ended  December 31, 1986 is
                 Company.                                        incorporated herein by reference at page 23.

     10H-2       Amendment  dated  December  2,  1986  to the    Exhibit  10H-2 to the  Company's  Annual Report on
                 Lease between Linpro Industrial  Limited and    Form 10-K for the year ended  December 31, 1986 is
                 the Company.                                    incorporated herein by reference at page 23.

     10H-3       Sixth  Amendment  dated November 27, 1991 to    Exhibit  10H-3 to the  Company's  Annual Report on
                 Lease between Linpro South Jersey,  Inc. and    Form 10-K for the year ended  December 31, 1991 is
                 the Company.                                    incorporated herein by reference at page 23.

     10H-4       Seventh  Amendment  dated  June  7,  1992 to    Exhibit  10H-4 to the  Company's  Annual Report on
                 lease  between  Linpro  Greentree   Business    Form 10-KSB for the year ended  December  31, 1987
                 Centre Partnership and the Company.             is incorporated herein by reference at page 23.

          Page numbered in accordance with Rule 0-3(b). Page 50 of 54.


                                  EXHIBIT INDEX


                                                                          PAGE NUMBERED IN SEQUENTIAL
                                                                              NUMBERING SYSTEM AS
    EXHIBIT                                                                 DESCRIBED IN RULE 0-3(b)
     INDEX                   DESCRIPTION OF INDEX                          WHERE EXHIBIT CAN BE FOUND

     10H-5       Eighth  Amendment dated February 15, 1994 to    Exhibit  10H-5 to the  Company's  Annual Report on
                 lease  between  Linpro  Greentree   Business    Form 10-KSB for the year ended  December  31, 1994
                 Centre Partnership and the Company.             is incorporated herein by reference at page 23.

     10M-16      Addendum to the Referral  Agreement  between    Exhibit  10M-16 to the Company's  Annual Report on
                 NCR   Corporation   and  the  Company  dated    Form 10-KSB for the year ended  December  31, 1994
                 December 10, 1993.                              is incorporated herein by reference at page 23.

     10M-18      Solution    Provider    Agreement    between    Exhibit  10P-1 to the  Company's  Annual Report on
                 Microsoft  Corporation and the Company dated    Form 10-KSB for the year ended  December  31, 1995
                 August 1995.                                    is incorporated herein by reference at page 23.

     10N-2       The Company's  October 1992 Stock Option and    Exhibit  10N-2 to the  Company's  Annual Report on
                 Stock Grant Plan (as amended).                  Form 10-KSB for the year ended  December  31, 1992
                                                                 is incorporated herein by reference at page 24.

     10P-1       Addendum  to Warrant  Agreement  between the    Exhibit  10P-1 to the  Company's  Annual Report on
                 Company and  Winn-Dixie  Stores,  Inc. dated    Form 10-KSB for the year ended  December  31, 1995
                 March 8, 1996.                                  is incorporated herein by reference at page 24.

     10V         Agreement  for  the   Procurement   of  Life    Exhibit  10V to the  Company's  Annual  Report  on
                 Insurance  dated May 13,  1986  between  the    Form 10-K for the year ended  December 31, 9186 is
                 Company and Nicholas Ambrus.                    incorporated herein by reference at page 24.

     10W         Agreement  for  the   Procurement   of  Life    Exhibit  10W to the  Company's  Annual  Report  on
                 Insurance  dated May 13,  1986  between  the    Form 10-K for the year ended  December 31, 1986 is
                 Company and Charles Welch.                      incorporated herein by reference at page 24.

     21          Subsidiaries of the Registrant.                 Page 52.

     23          Consent    of    Moore    Stephens,    P.C.,    Page 53.
                 Independent Accountants.

          Page numbered in accordance with Rule 0-3(b). Page 51 of 54.


                                  EXHIBIT INDEX

                                                            PAGE NUMBERED IN SEQUENTIAL
                                                               NUMBERING SYSTEM AS
    EXHIBIT                                                  DESCRIBED IN RULE 0-3(b)
     INDEX                  ESCRIPTION OF INDEX             WHERE EXHIBIT CAN BE FOUND

      23A        Consent  of   Coopers  &  Lybrand,   L.L.P.,    Page 50.
                 Independent Accountants.

      27         Financial  Data  Schedules,   electronically    CE
                 filed, as per Regulation SB.

                 No reports on Form 8-K were filed by the Company during the last quarter of 1994.

          Page numbered in accordance with Rule 0-3(b). Page 52 of 54.


                                                                      EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

AW Computer Systems - Florida, Inc.         Incorporated in the State of Florida

     Conducts business under the name of AW Computer Systems - Florida, Inc.

          Page numbered in accordance with Rule 0-3(b). Page 53 of 54.

                                                                      EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statement of AW Computer Systems, Inc. of Form S-8 (File Nos. 2-91236, 33-6843, 33-32395 and 33-64686) and Form S-3 (File No. 33-42915) of our report dated March 17, 1997, which includes an explanatory paragraph regarding the Company's ability to continue as a going concern, on our audits of the consolidated financial statements of AW Computer Systems, Inc. as of December 31, 1996, which report is included in this Annual Report on Form 10-KSB.
/s/Moore Stephens, P.C.
MOORE STEPHENS, P.C.


Cranford, New Jersey
March 17, 1997

          Page numbered in accordance with Rule 0-3(b). Page 54 of 54.


                                                                     EXHIBIT 23A

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statement of AW Computer Systems, Inc. of Form S-8 (File Nos. 2-91236, 33-6843, 33-32395 and 33-64686) and Form S-3 (File No. 33-42915) of our report dated March 15, 1996, which includes an explanatory paragraph regarding the Company's ability to continue as a going concern, on our audits of the consolidated financial statements of AW Computer Systems, Inc. as of December 31, 1995 and for the years ended December 1995 and 1994, which report is included in this Annual Report on Form 10-KSB.

/s/Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 25, 1997