Form 10KSB/A
period 1996-12-31
AW COMPUTER SYSTEMS INC
filed 1997-04-11
CIK 319037

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

/s/Coopers & Lybrand L.L.P
Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 15, 1997

          Page numbered in accordance with Rule 0-3(b). Page 27 of 54.


                    AW COMPUTER SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                      1996           1995            1994
                                                      ----           ----            ----

Revenues:                                         $ 1,000,319    $ 3,424,341    $ 4,721,168


Costs of revenues                                   1,420,089      2,661,030      2,743,520
                                                    ---------      ---------      ---------
Gross (Loss) Profit                                (  419,770)       763,311      1,977,648
                                                    ---------      ---------      ---------

Expenses:
     Selling, General and Administrative            3,300,394      3,204,513      3,495,494
     Development                                      111,028        167,379        371,480
     Interest                                          69,536        100,197         62,709
                                                    ---------      ---------      ---------
     Total                                          3,480,958      3,472,089      3,929,683
                                                    ---------      ---------      ---------

Other Income                                           38,865         67,681         46,795
                                                    ---------      ---------      ---------

(Loss) before income taxes                         (3,861,863)    (2,641,097)    (1,905,240)

Income tax benefit                                         --     (  300,079)    (  586,903)
                                                     --------      ---------      ---------

Net (loss)                                        $(3,861,863)   $(2,341,018)   $(1,318,337)
                                                    =========      =========      =========

Net income (loss) per share                          $(.71)          $(.56)         $(.34)

Average shares outstanding                          5,458,978      4,151,058       3,855,750


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

     Common stock:

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
                                                        =========           =========

          Page numbered in accordance with Rule 0-3(b). Page 34 of 54.


                  Impairment:

                  Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 1996, management expects these assets to be fully recoverable.

                  Stock Options Issued to Employees:

                  The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Boards ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

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