Form 10QSB
period 1997-03-31
AW COMPUTER SYSTEMS INC
filed 1997-05-15
CIK 319037

Page numbered in accordance with Rule 0-3(b). Page 1 of 11.
                             There are no exhibits.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 15, 1997, there were issued and outstanding 6,680,567 Class A Common Shares of the Company.

           Page numbered in accordance with Rule 0-3(b). Page 2 of 11.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.       Interim Financial Statements

              Contents:

                 Consolidated Statements of Operations for three months ended March 31, 1997 and 1996.

                 Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996.

                 Consolidated Statements of Cash Flow for three months ended March 31, 1997 and 1996.

                 Notes to Interim Consolidated Financial Statements for three months ended March 31, 1997.

Item 2.       Management's Discussion and Analysis or Plan of Operation

           Page numbered in accordance with Rule 0-3(b). Page 3 of 11.

                            AW COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                 1997                1996
                                                 ----                ----
Revenues                                     $   188,854         $   345,873
Costs of revenues                                309,606             395,897
                                               ---------           ---------
Gross (Loss)                                  (  175,355)         (   50,024)
                                               ---------           ---------
Selling, general, and
  administrative expenses                        813,886             765,834
Development expense                               18,357              68,332
Interest expense                                  13,117              18,415
Other (income) - net                          (    5,195)         (    7,087)
                                               ---------           ---------
                                                 807,288             845,494
                                               ---------           ---------

Loss before income taxes                      (  960,917)         (  895,518)
Income tax (benefit)                                --                  --
Net (loss)                                   $(  960,917)        $(  895,518)
                                               =========           =========

Per share statistics:
  Net (loss) per share                          $(0.15)             $(0.19)

Average shares outstanding                     6,680,567           4,642,119

               The accompanying notes are an integral part of the
                       consolidated financial statements.

           Page numbered in accordance with Rule 0-3(b). Page 4 of 11.




                            AW COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                     ASSETS

                                                                           1997                1996
                                                                           ----                ----

Current assets:
     Cash and cash equivalents                                        $    95,489         $   919,621
     Accounts and contract receivable, less allowance for doubtful
       accounts of $41,168 in 1997 and $39,697 in 1996                     70,824              78,380
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                              212,449             200,015
     Inventories                                                           55,089              56,589
     Income taxes receivable                                                 --                  --
     Prepaid and other current assets                                      42,426              36,854
                                                                       ----------           ---------
       Total current assets                                               476,277           1,291,459
Property and equipment, net                                               478,193             511,579
Computer software, net                                                    669,351             669,351
Due from related parties                                                     --                  --
Other assets                                                               27,484              27,308
                                                                        ---------           ---------
       Total assets                                                   $ 1,651,305         $ 2,499,697

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit                                                   $   570,368         $   570,368
     Current portion of long-term debt                                       --                  --
     Current portion of lease obligations                                    --                  --
     Accounts payable                                                     174,091             141,195
     Accrued liabilities                                                  235,622             269,371
     Accrued compensation                                                 239,862             177,362
     Accrued contract costs                                               408,406             408,406
     Other current liabilities                                             53,583              41,755
                                                                        ---------           ---------
       Total current liabilities                                        1,681,932           1,614,457
Capitalized lease obligations                                                --                  --
Deferred compensation payable                                             162,508             162,508
                                                                        ---------           ---------
       Total liabilities                                                1,844,440           1,776,965

Commitments and contingent liabilities
Shareholders' equity
     Preferred Stock - No Par Value:
       Authorized 5,000,000 shares in 1997 and in 1996 and
       zero issued and outstanding in 1997 and 1996.                         --                  --
     Common shares:
       Class A, $.01 par; authorized 25,000,000  and 10,000,000
        shares; 6,680,567 and 4,816,694 issued and outstanding in
        1997 and 1996, respectively                                        66,806              66,381
     Additional paid-in capital                                         4,476,485           4,431,860
     Retained earnings (Deficit)                                       (4,641,426)         (3,680,509)
     Stock subscription - related party                                (   95,000)         (   95,000)
     Deferred compensation                                                   --                  --
                                                                        ---------           ---------
     Total shareholders' equity                                        (  193,135)            722,732
                                                                        ---------           ---------
     Total liabilities and shareholders' equity                       $(1,651,305)        $ 2,499,697
                                                                        =========           =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

           Page numbered in accordance with Rule 0-3(b). Page 5 of 11.

                            AW COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                         1997               1996
                                                                         ----               ----

         Cash flows from operating activities:
              Net (loss):                                            $(  960,917)      $(  895,518)
              Adjustments to reconcile net (loss) to
         net cash provided by (used in) operating
         activities:
                  Depreciation and amortization                           37,777            71,119
                  Amortization of unearned compensation                     --              17,431

                  Decrease (increase) in:
                    Accounts receivable                                    7,556           411,769
                    Costs incurred and estimated earnings
                       on uncompleted contracts                       (   12,434)           47,012
                    Inventories                                            1,500             3,269
                    Income taxes receivable                                 --             280,445
                    Prepaid expenses                                  (    5,748)           55,128
                  Increase (decrease) in:
                    Accounts payable                                      26,896        (  102,241)
                    Accrued liabilities                               (   33,749)           29,859
                    Accrued cost                                                        (   55,876)
                    Accrued compensation                                  62,500            24,591
                    Billing in excess of costs incurred and
                       estimated earnings on uncompleted
                       contracts                                            --                --
                    Other current liabilities                             11,828        (      475)
                                                                       ---------         ---------
         Net cash (used in) operating activities                      (  864,791)       (  113,487)
                                                                       ---------         ---------

         Cash flows from investing activities:
              Capital expenditures                                    (    4,391)       (   89,484)
              Computer software capitalized                                 --          (   24,178)
                                                                       ---------         ---------
         Net cash (used in) investing activities                      (    4,391)       (  113,662)
                                                                       ---------         ---------

         Cash flows from financing activities:
              Net borrowing (payments):
                Payments on long-term debt                                 --           (  133,333)
                Payments on lease obligations                              --           (    1,469)
                Net (advances) repayments of related party
         loans                                                             --                 --
              Proceeds from issuance of common shares                     45,050           625,559
                                                                       ---------         ---------
         Net cash provided (used) by financing activities                 45,050           490,757
                                                                       ---------         ---------

         Increase (Decrease) in cash and equivalents                  (  824,132)          263,608
         Cash and cash equivalents, beginning of year                    919,621           848,560
                                                                       ---------         ---------
         Cash and cash equivalents, end of period                    $    95,489       $ 1,112,168
                                                                       =========         =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

           Page numbered in accordance with Rule 0-3(b). Page 6 of 11.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

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

3. During the quarter ending March 31, 1997, the Company maintained a $550,000 Line of Credit with interest at the Bank's prime rate (8.25% at March 31, 1997) plus one percent and an additional credit facility of $20,368 with an interest rate of prime plus 2%. The Line of Credit had an outstanding balance of $570,368 on March 31, 1997.

         The credit  facilities are  collateralized  by substantially all of the
         Company's   assets.   The  carrying  amount  of  the  Company's  credit
         arrangements approximate their fair value.

           Page numbered in accordance with Rule 0-3(b). Page 7 of 11.

Item 2        Management's Discussion and Analysis or Plan of Operation

              AW's future is dependent on the successful completion and receipt of a significant deposit on an order(s) for either or both of the Company's new products, The Checker Productivity Analyzer ("CPA") and/or the Wizard of Point-of-Sale ("Wizard"), or on the Company's ability to raise additional capital to maintain its operations until these products are completed. The Company expects that its existing capital resources will enable it to maintain its current operations through the second quarter of 1997. Thereafter, the Company will need to raise substantial additional capital to remain in business. The Company intends to seek such additional funding through collaborative or partnering arrangements or through public or private equity or debt financing, as well as attempting to obtain deposits from customers. There can be no assurance that additional financing will be available on acceptable terms or at all.

              As of May 13, 1997, AW had a backlog of firm orders for delivery within one year of $424 thousand compared to $700 thousand at May 13, 1996. Because of the size of the backlog the Company believes that the volume of operations will remain at the relatively low level experienced in the first quarter of this year until the successful completion and market acceptance of either CPA or Wizard. Acceptance of either or both of these products would generate future revenues, however, there can be no assurance that the Company will not continue to experience delays with these products or that the Company's marketing efforts will be successful.

              The development of the Company's computer vision-based CPA product is substantially complete and the Company has commenced live testing in an actual supermarket environment. The live testing is on-going and there can be no assurances when testing will be completed or that the testing will be successful. There can also be no assurance that the CPA product will achieve commercial acceptance.

              Operations

              Revenues for the first quarter of 1997 were $189 thousand (or 64%) lower than revenues in the first quarter of 1996 due primarily to: (i) only $35 thousand in contract revenue from contracts in progress. Most of the revenue generated during the quarter was from software services ($86 thousand) and from software maintenance ($68 thousand).

              The Company experienced a negative gross profit of ($175,355) compared to ($50,024) for the same period last year. The negative gross profit was due to approximately $241 thousand in cost related to the development of the CPA contract with corresponding revenue from the contract of only $28 thousand. As of March 31, 1997, $1,564,000 and $3,734,000 have been recognized as revenues and cost under the CPA Agreement respectively. The Project has exceeded its $1,700,000 contractual budget, as such, the Company has recognized an additional loss provision of $400,000 representing the estimated cost to complete the project. Due to uncertainties inherent in the estimation process, it is reasonably possible that the completion costs for the Project will be further revised in the near term.

           Page numbered in accordance with Rule 0-3(b). Page 8 of 11.

              Selling, general and administrative expenses ("SG&A") were $48 thousand (or 6.2%) higher in the first quarter of 1997 than in the same period last year. As a percentage of revenues, these expenses were 431% versus 221% in the first quarter of 1996.

              Development expense was $18 thousand (or 74%) lower in the March quarter of 1997 compared to the first quarter of 1996, this is primarily due to reduced development activities on the Company's new products until completion of the CPA project.

              In the first quarter of 1997 and 1996, the effective income tax benefit was 0% of the Net Loss before income taxes. This is due to the lack of a net loss carryback provision in New Jersey State Income Tax code and the inability to carryback any additional losses to offset past income for Federal Income Tax purposes.

              As a result of the factors discussed above, operations in the first quarter of 1997 resulted in a loss of $961 thousand (or $0.15 per share) compared to net loss of $896 thousand (or $0.19 per share) in the same period last year.

              Liquidity

              During the quarter, working capital decreased $879 thousand to ($1.202 million) compared to ($323 thousand) at December 31, 1996. Current Assets decreased $811 thousand primarily due to decreases in cash of $824 thousand. Current Liabilities increased $68 thousand primarily due to increases in Accrued Compensation of $63 thousand, an increase in Other Liabilities of $12 thousand, an increase in Accounts Payable of $33 thousand and a decrease in Accrued Liabilities of $37 thousand.

              During the first quarter of 1996, working capital decreased $236 thousand to $846 thousand (or 42 days of costs and expenses) compared to $1,082 thousand (or 54 days of costs and expenses) at December 31, 1995. Current Assets decreased $537 thousand primarily due to decreases in Accounts Receivable of $412 thousand, Prepaid Assets of $58 thousand, and Costs in Excess of Billing of $47 thousand. Current Liabilities decreased $300 thousand primarily due to decreases in current debt of $133 thousand, decrease in Accounts Payable of $100 thousand and a decrease in Accrued Contract Costs of $56 thousand.

           Page numbered in accordance with Rule 0-3(b). Page 9 of 11.

              Financial Resources

              The Company expects to require continued significant product development efforts and capital expenditures for equipment in 1997. The Company believes its competitive position must be maintained by the development of new proprietary hardware and software products. Expenditures for these items will be funded from cash flow and from potential future financing as can be arranged. There can be no assurance that additional financing will be available on acceptable terms or at all.

              During the quarter ending March 31, 1997, the Company maintained a $550,000 Line of Credit with interest at the Bank's prime rate (8.25% at March 31, 1997) plus one percent and an additional credit facility of $20,368 with an interest rate of prime plus 2%. The Line of Credit had an outstanding balance of $570,368 on March 31, 1997.

              The credit facilities are collateralized by substantially all of the Company's assets. The carrying amount of the Company's credit arrangements approximate their fair value.

          Page numbered in accordance with Rule 0-3(b). Page 10 of 11.

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

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information - None.

Item 6.    Exhibits and Reports on Form 8-K

           a.     Exhibits - None.

           b.     Reports on Form 8-K - None.

          Page numbered in accordance with Rule 0-3(b). Page 11 of 11.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AW COMPUTER SYSTEMS, INC.
                                             (REGISTRANT)



Date: May 15, 1997                           \s\Charles Welch
                                             Charles Welch
                                             Chief Executive Officer/President

Date: May 15, 1997                           \s\Charles F. Trapp
                                             Charles F. Trapp
                                             Vice President, Finance
                                             (Principal Financial Officer)