Form 10QSB
period 1997-06-30
AW COMPUTER SYSTEMS INC
filed 1997-08-15
CIK 319037

Page numbered in accordance with Rule 0-3(b). Page 1 of 34.
                   The Exhibit Index can be found on Page 13.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                  609-234-3939
                         (Registrant's telephone number)

                                       N/A
   (Former name, address and former fiscal year, if changed since last report)

Check mark whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 13, 1997 there were issued and outstanding 6,680,567 Class A Common Shares of the Company.

           Page numbered in accordance with Rule 0-3(b). Page 2 of 34.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Interim Financial Statements - (Unaudited)

           Contents:

                   Consolidated Statements of Operations for the three and six month periods ended June 30, 1997 and June 30, 1996.

                   Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996.

                   Consolidated Statements of Cash Flows for the six month periods ended June 30, 1997 and June 30, 1996.

                   Notes to Interim Consolidated Financial Statements.

           Page numbered in accordance with Rule 0-3(b). Page 3 of 34.




                            AW COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

    FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                   (UNAUDITED)

           Three Months                                                    Six Months
           ------------                                                    ----------

     1997                1996                                       1997              1996
     ----                ----                                       ----              ----

$   241,938         $   130,119    Revenues                    $   430,792      $   475,992

    370,652             592,202    Cost of revenues                680,258          988,099
  ---------           ---------                                  ---------        ---------

 (  128,714)         (  462,083)   Gross profit (loss)          (  249,466)      (  512,107)
  ---------           ---------                                  ---------        ---------
                                   Selling, general and
    640,871             583,809    administrative expenses       1,454,757        1,349,643

     11,123              15,140    Development expense              29,480           83,472

     13,402              20,016    Interest expense                 26,519           38,431

 (    2,326)         (    9,804)   Other (income) - net         (    7,521)      (   16,891)
  ---------           ---------                                  ---------        ---------

    663,070             609,161                                  1,503,235        1,454,655
  ---------           ---------                                  ---------        ---------
                                   Income (loss) before
 (  791,784)         (1,071,244)   income tax                   (1,752,701)      (1,966,762)
  ---------           ----------                                 ----------       ----------
       --                 --       Income tax (benefit)              --               --

$(  791,784)        $(1,071,244)    Net (loss)                 $(1,752,701)     $(1,966,762)
  =========           =========                                  =========        =========

                                   Per share statistics:
   $(.12)              $(.22)        Net loss per share            $(.26)            $(.42)
     ===                 ===                                         ===               ===

  6,649,031           4,840,869      Average shares outstanding  6,654,271        4,666,294



               The accompanying notes are an integral part of the
                       consolidated financial statements.

           Page numbered in accordance with Rule 0-3(b). Page 4 of 34.


                            AW COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)

                                     ASSETS
                                                                                1997                    1996

Current assets:
     Cash and cash equivalents                                                  $   292,696         $   919,621
     Accounts and contract receivables, less allowance for doubtful
       accounts of $41,831 in 1997 and $39,697 in 1996                               72,178              78,380
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                        258,220             200,015
     Inventories                                                                     51,589              56,589
     Prepaid and other current assets                                                40,224              36,854
                                                                                  ---------           ---------
       Total current assets                                                         714,907           1,291,459
Property and equipment, net                                                         408,477             511,579
Computer software, net                                                              669,351             669,351
Due from related parties                                                               --                  --
Other assets                                                                         27,308              27,308
                                                                                  ---------           ---------
       Total assets                                                             $ 1,820,043         $ 2,499,697
                                                                                  =========           =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Note payable                                                               $   750,000         $   570,368
     Current portion of long-term debt                                               95,448                --
     Current portion of lease obligations                                              --                  --
     Accounts payable                                                                93,613             147,195
     Accrued liabilities                                                            324,901             269,371
     Accrued compensation                                                           238,288             177,362
     Accrued contract costs                                                         358,406             408,406
     Other current liabilities                                                       26,663              41,755
                                                                                  ---------           ---------
       Total current liabilities                                                  1,887,319           1,614,457
Deferred compensation payable                                                       216,508             162,508
                                                                                  ---------           ---------
       Total liabilities                                                          2,103,827           1,776,965
Commitments and contingent liabilities
Shareholders' equity
     Preferred Stock - No Par Value:
       Authorized 4,950,000 shares in 1997 and 5,000,000 in 1996
and zero issued and outstanding in 1997 and 1996.                                      --                  --
     Preferred Stock - Series A 10% Redeemable
       Authorized 50,000 and zero shares; 6,356 and zero shares
       issued and outstanding in 1997 and 1996, respectively                        635,600                --
     Common shares:
       Class A, $.01 par; authorized 25,000,000 and 10,000,000
        shares; 6,680,567 and 6,638,067 issued and outstanding in
        1997 and 1996, respectively                                                  66,806              66,381
     Additional paid-in capital                                                   4,546,205           4,431,860
     Retained earnings (Deficit)                                                 (5,437,395)         (3,680,509)
     Stock subscription - related party                                          (   95,000)         (   95,000)
     Deferred compensation                                                             --                  --
                                                                                  ---------           ---------
     Total shareholders' equity                                                  (  283,784)            722,732
                                                                                  ---------           ---------
     Total liabilities and shareholders' equity                                 $(1,820,043)        $ 2,499,697
                                                                                  =========           =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

           Page numbered in accordance with Rule 0-3(b). Page 5 of 34.

                            AW COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                   (UNAUDITED)

                                                               Six Months
                                                               ----------
                                                       1997              1996
                                                       ----              ----

Cash flows, from operating activities:
   Net income (loss):                             $(1,752,701)        $(1,966,762)
Adjustments to reconcile net
   income to net cash provided
   by/(used in) operating activities:
   Depreciation and amortization                      108,765             152,603
   Amortization of unearned
     compensation                                        --                29,238
compensation
   Decrease (increase) in:
     Accounts receivable                                6,202             409,952
     Costs and estimated earnings
       on uncompleted contracts                    (   58,205)            300,250
     Inventories                                        5,000              57,475
     Income taxes receivable                             --               280,445
     Prepaid expenses                              (    3,370)             39,836
     Other assets                                        --            (      593)
   Increase (decrease) in:
     Accounts payable                              (   53,582)         (   86,241)
     Accrued liabilities                               55,530              33,984
     Accrued cost                                  (   50,000)             75,753
     Other liabilities                                 99,832             108,486
                                                    ---------           ---------
Net cash provided by (used in)
   operating activities                            (1,642,529)         (  565,574)
                                                    ---------           ----------
Cash flows, from investing activities:
   Capital (expenditures) disposals                (    5,663)         (   92,819)
   Computer software capitalized                         --            (  219,178)
                                                    ---------           ---------
Net cash (used in) investing activities            (    5,663)         (  311,997)
                                                    ---------           ---------
Cash flows, from financing activities:
   Net borrowing (payments):
     Long-term debt and lease
       obligations                                 (  474,920)         (  227,411)
     Net (advances) repayments of
       note payables                                  750,000                --
   Proceeds from issuance of
     common shares                                     45,050             668,261
   Proceeds from issuance of
     preferred shares                                 635,600                --
   Payment of dividend                             (    4,183)               --
   Additional paid in capital from
      debt exchange                                    69,720                --
                                                    ---------           ---------
Net cash provided by (used in)
   financing activities                             1,021,267             440,850
                                                    ---------           ---------
Increase (decrease), cash and
   cash equivalents                                (  626,925)         (  436,721)
Cash and cash equivalents:
   Beginning of period                                919,621             848,560
                                                    ---------           ---------
   End of period                                  $   292,696         $   411,839
                                                   ==========          ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

           Page numbered in accordance with Rule 0-3(b). Page 6 of 34.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (UNAUDITED)

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

3. These statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes included in the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-KSB.

           Page numbered in accordance with Rule 0-3(b). Page 7 of 34.

Item 2        Management's Discussion and Analysis or Plan of Operation

               AW's future is dependent on the successful completion and receipt of a significant deposit on an order(s) for either or both of the Company's products, The Checker Productivity Analyzer ("CPA") and/or the Wizard of Point-of-Sale ("Wizard"), or on the Company,s ability to raise additional capital to maintain its operations until these products generate revenue. The Company expects that its existing capital resources will enable it to maintain its current operations through the third quarter of 1997. Thereafter, the Company will need to raise substantial additional capital to remain in business. The Company intends to seek such additional funding through collaborative or partnering arrangements or through public or private equity or debt financing, as well as attempting to obtain deposits from customers. There can be no assurance that additional financing will be available on acceptable terms or at all.

               Based on the nominal size of firm orders for delivery within one year, the Company believes that the volume of operations will remain at the relatively low level experienced in the first six months of this year until market acceptance of either CPA or Wizard. Acceptance of either or both of these products would generate future revenues, however, there can be no assurance that the Company will not continue to experience delays with these products or that the Company's marketing efforts will be successful.

               The development of the Company's computer vision-based CPA product is complete. The Company has commenced live testing of the computer vision-based products in an actual supermarket environment. The live testing is on-going and there can be no assurances when testing will be completed or that the testing will be successful. There can also be no assurance that the CPA product will achieve commercial acceptance.

              Operations

               Revenues for the second quarter of 1997 were $242 thousand (or 86%) higher than revenues in the second quarter of 1996 due to increased revenue from contracts in progress, revenue software services and from software maintenance.

               The Company experienced a negative gross profit of ($128,714) compared to $(462,083) for the same period last year. The negative gross profit was due to costs related to the development of the CPA Project. As of June 30, 1997, $1,558,000 and $3,899,000 have been recognized as revenues and costs under the CPA Agreement, respectively. The CPA Project has exceeded its $1,700,000 contractual budget; as such, the Company has established an additional loss provision representing the estimated cost to complete the project. As of June 30, 1997, the estimated cost to complete the CPA Project was $350,000. Due to uncertainties inherent in the estimation process, it is reasonably possible that the completion costs for the CPA Project will be further revised in the near term.

           Page numbered in accordance with Rule 0-3(b). Page 8 of 34.


               Selling, general and administrative expenses ("SG&A") were $57 thousand (or 9.8%) higher in the second quarter of 1997 than in the same period last year. As a percentage of revenues, these expenses were 268% versus 447% in the second quarter of 1996.

               Development expense was $11 thousand (or 26%) lower in the second quarter of 1997 compared to the second quarter of 1996; this is primarily due to reduced development activities on the Company's projects until completion of the CPA project.

               Revenues for the six months of 1997 were $431 thousand versus $475 thousand for the comparable period of 1996 because of lower equipment and software services revenue.

               The Company experienced a negative gross profit of $249 thousand versus $512 thousand for the six month periods. The negative gross profit was caused by costs related to completion of the CPA contract with only minimal revenue.
               Selling, general and administrative expenses (SG&G) were $1.459 thousand in 1997 versus $1.350 thousand in 1996. As percentage of revenue, these expenses were 337% versus 284% for 1997 and 1996 respectively.

               Development expense was $29 thousand in 1997 versus $83 thousand in 1996, a reduction of $54 thousand due to reduced development activities on projects until the completion of the CPA project.

               In June 1997,  the Company  issued  3,822  shares of Series A 10%
Redeemable Preferred Stock and two year Warrants to an investor group representing $382,200 and $45,000 in exchange for the cancellation of approximately $474,900 of secured debt and $22,000 of accrued interest previously owed to Fleet Bank.

               The Company realized a gain on the exchange and recorded an increase of $69,720 to Additional Paid-in Capital.

               In the second quarter and six month periods of 1997 and 1996, the effective income tax benefit was 0% of the Net Loss before income taxes. This is due to the lack of a net loss carryback provision in New Jersey State Income Tax Code and the inability to carryback any additional losses to offset past income for Federal Income Tax purposes.

               As a result of the factors discussed above, operations in the second quarter of 1997 resulted in a loss of $792 thousand (or $.12 per share) compared to a net loss of $1.071 thousand (or $.22 per share) in the same period last year. Operations for the six month period of 1997 resulted in a loss of $1,753 or $(.26) per share compared to a net loss of $1,967 thousand or $.42 per share.

           Page numbered in accordance with Rule 0-3(b). Page 9 of 34.


              Liquidity

               During the six months ended June 30, 1997, working capital decreased $850 thousand to ($1.173 million) compared to ($323 thousand) at December 31, 1996. Current Assets decreased $577 thousand due to decreases in cash of $627 thousand. Current Liabilities increased $273 thousand primarily due to increases in Notes Payable of $750 thousand, an increase in Accrued Compensation of $61 thousand, an increase in Accrued Liabilities of $56 thousand, a decrease in Current Portion of Long Term Debt of $475 thousand, a decrease in Accounts Payable of $54 thousand, and a decrease in Other Liabilities of $65 thousand.

               During the second quarter of 1997, the Company raised $250,000 from a private placement of 2,500 Series A 10% Redeemable Preferred Stock and two year Warrants to a limited number of qualified investors, including certain officers and directors of the Company.

               The Company borrowed $750,000 at 9.5%, per annum, due September 20, 1997, from its largest shareholder.


               In June 1997, the Company exchanged 3,822 shares of Series A 10% Redeemable Preferred Stock, two year Warrants to purchase 764,400 shares of Class A Common Stock at $.50 per share and $45,000 for $474,900 of secured debt and $22,000 of accrued interest. The transaction resulted in a gain of $69,700 and was recorded as an increase to Additional Paid-in Capital.

               During the first six months of 1996, working capital decreased $1.431 million to $(286) thousand compared to $1.145 million at December 31, 1995. Current assets decreased $1.406 million resulting from decreases in asset categories. Current liabilities decreased by less than $100 thousand.

               During the first half of 1996, cash and cash equivalents decreased $437 thousand. The primary factors in this decrease were $1,966 thousand loss from operations, $219 thousand of investment in non-current assets, $227 thousand in debt reduction offset by $668 thousand in proceeds from the sale of common stock.

          Page numbered in accordance with Rule 0-3(b). Page 10 of 34.


              Financial Resources

               The Company expects to require continued significant product development efforts and capital expenditures for equipment in 1997. The Company believes its competitive position must be maintained by the development of new proprietary hardware and software products. Expenditures for these items will be funded from cash flow and from potential future financing as can be arranged. Continuation of operations beyond the third quarter will be dependent on the successful completion and rollout of either the CPA Project or the Wizard Project or on the Company securing external financing to help bring its products to market. There can be no assurance that additional financing will be available on acceptable terms or at all.

               During the quarter ending June 30, 1997, the Company reduced to $95,448 the Line of Credit. The Line of Credit had an interest rate of Prime plus one percent (8.25%). The credit facility is collateralized by substantially all of the Company's assets.

               The Company borrowed $750,000 at 9.5%, per annum, due September 20, 1997, from its largest shareholder.

               During April and May of 1997, the Company raised $250,000 from the sale of 2,500 shares of Series A 10% Redeemable Preferred Stock and two year Warrants to purchase 500,000 Class A Common Shares for $.50 per share sold to a limited number of qualified investors, including certain officers and directors of the Company.

               On June 28, 1997, the Company consummated an exchange with an investor group, including certain officers and directors of the Company. The investor group purchased the Company's Bank Debt and exchanged $474,900 of secured debt and $22,000 of accrued interest for 3,822 shares of Series A 10% Redeemable Preferred Stock, two year Warrants to 764,400 Class A Common Shares for $.50 per share and a $45,000 cash payment. The exchange resulted in a gain of $69,700 and was recorded as Additional Paid-in Capital.

          Page numbered in accordance with Rule 0-3(b). Page 11 of 34.


                                     PART II

                                OTHER INFORMATION


Item 1.    Legal Proceedings - None.

Item 2.    Changes in Securities - None.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information - None.

Item 6.    Exhibits and Reports on Form 8 - None.

           a.     Exhibits:

                  99a      Loan and Modification Agreement.

                  99B      Note to Mylan Laboratories, Inc.

                  99C      Form of Warrant to purchase Class A Common Shares.

                  27 Financial Data Schedules, electronically filed, as per Regulation SB.

           b.     Reports on Form 8-K - None.

          Page numbered in accordance with Rule 0-3(b). Page 12 of 34.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       AW COMPUTER SYSTEMS, INC.
                                                              (REGISTRANT)




DATE:    August 15, 1997                             /s/Charles Welch
                                                     Charles Welch
                                                     CEO/President




DATE:    August 15, 1997                             /s/Charles F. Trapp
                                                     Charles F. Trapp
                                                     Vice President, Finance
                                                     Principal Financial Officer

          Page numbered in accordance with Rule 0-3(b). Page 13 of 34.

                                  EXHIBIT INDEX
                                                               Rule 0-3(b)
                                                              Page Numbered
                                                            Where the Exhibit
                              Description                     can be Found

    99-A            Loan and Modification Agreement.             Page 11.

    99-B            Note to Mylan Laboratories, Inc.             Page 11.

    99-C            Form of Warrant to purchase Class
                    A Common Shares.                             Page 11.

          Page numbered in accordance with Rule 0-3(b). Page 14 of 34.

                                                                    EXHIBIT 99-A


                       LOAN & NOTE MODIFICATION AGREEMENT

         THIS LOAN & NOTE MODIFICATION AGREEMENT, made this Twenty-Sixth day of June, 1997, between AW COMPUTER SYSTEMS, INC., having an address at 9000A Commerce Parkway, Mount Laurel, New Jersey (hereinafter called "Borrower"); and the INVESTORS, set forth on Schedule A attached hereto (hereinafter called "Lender").
                                   WITNESSETH:

         WHEREAS, Borrower borrowed from Fleet Bank N.A., as successor in interest to National Westminster Bank USA Five Hundred Fifty Thousand ($550,000) Dollars pursuant to a promissory note dated October 25, 1996 (the "First Note") and Twenty Thousand Three Hundred Sixty-Eight ($20,368) Dollars pursuant to a promissory note dated October 25, 1996 (the "Second Note");

         WHEREAS, Lender acquired all rights, title and interest in and to the First and Second Notes as well as all documents executed in connection therewith, including but not limited to the Continuing Security Agreement dated May 13, 1994 (the "Security Agreement") and the financing statements pursuant to an Assignment Without Recourse from Fleet Bank N.A. dated June 26, 1997, and

         WHEREAS, Borrower has requested that Lender modify the First and Second Notes in exchange for certain consideration hereinafter set forth.

         NOW, THEREFORE, In consideration of the premises and of the mutual agreements herein contained, and upon the express condition that the execution of this Agreement will not impair the lien of said Security Agreement, it is hereby agreed by and among the parties as follows:

         1. NO IMPAIRMENT OF LIEN. All of the personal property described in the Security Agreement shall remain in all respects subject to the lien, charge, or encumbrance of said Security Agreement and the financing statements filed pursuant thereto, and nothing herein contained and nothing done pursuant hereto shall affect or be construed to affect, the lien, charge, or encumbrance of, or warranty of title in, or conveyance effected by said security interest or the priority thereof over other liens, charges, encumbrances, or conveyances or, except as expressly provided herein, to release or affect the liability of any party or parties whomsoever who may now or hereafter be liable under or on account of said obligation and/or mortgage.

         2. MODIFICATION. The parties hereby acknowledge that the principal balance remaining due to Lender in accordance with the aforementioned First and Second Notes are $550,000 and $20,378, respectively as of this date. The Borrower and Lender do hereby agree that:

          Page numbered in accordance with Rule 0-3(b). Page 15 of 34.


                  A. The First and Second Notes are hereby reduced to $115,900 and $ 0 - in consideration of the transfers set forth in Section 3 hereof.

                  B. In all other respects the terms and conditions of the First Note, Second Note and Security Agreement shall remain in full force and effect.

                  C. The accrued and unpaid interest, late fees and legal expenses on the First and Second Notes, as of the date hereof, is forgiven.

                  D,       Any  action to be taken in  connection  with the loan
documents shall be made by a decision of the Lenders holding a majority interest in the First and Second Notes.

         3. EXCHANGE AGREEMENT. In consideration for the reduction of the principal amount of the First and Second Notes, Borrower is granting Lender 4,641 shares of Series A 10% Redeemable Preferred Stock of Borrower and 928,200 warrants to purchase Borrower's Class A Common Stock at $.50 per share, as more specifically set forth in the Exchange Agreement attached hereto as Exhibit B, executed contemporaneously herewith and incorporated herein by reference.

         4. COUNTERPARTS. This Agreement may be signed in one or more counterparts each of which shall be deemed an original but all of which shall constitute one and the same Agreement.

         IN WITNESS WHEREOF, the Borrower has hereunto caused these presents to be duly executed by its respective officers and for its respective corporate seals to be hereunto affixed, and Lender has set his hand and seal, as of the day and year first above written.

  ATTEST:                                            AW COMPUTER SYSTEMS, INC.


-------------------------                    By:  ------------------------------
                                                  Charles W. Welch, President



                                             By:  ------------------------------
                                                                   , Investor

          Page numbered in accordance with Rule 0-3(b). Page 16 of 34.

                       LOAN & NOTE MODIFICATION AGREEMENT
                                    EXHIBIT B

                                    AGREEMENT

         AGREEMENT, made as of the day of June, 1997, by and among AW Computer Systems, Inc. (the "Company") and ----------------------- (hereinafer referred to as the "Seller").

                                                     RECITALS:

         A. The Seller, together with the other investors, intends to acquire the Bank Debt (as hereinafter defined) from Fleet Bank owed by the Company to Fleet Bank. Bank Debt shall mean debts and obligations owed by the Company to Fleet Bank in the aggregate amount of $591,955.73 as at June 26, 1997.

         B. Upon the acquisition of the Bank Debt, the Seller, together with the other investors, will be the true and lawful owner of the Bank Debt, free and clear of all liens, claims and encumbrances whatsoever.

         C. Contemporaneously with, and as a concurrent condition of, the acquisition of the Bank Debt, the Seller desires to enter into a loan and note modification agreement with the Company (the "Note Modification Agreement'), pursuant to which, among other things, the Seller agrees to a reduction of approximately 80% of the face amount of the Bank Debt (the "Reduced Bank Debt"), and the Company accepts such reduction, for a combination of shares of Series A 10% Redeemable Preferred Stock (the "Preferred Shares"), related warrants to purchase Class A Common Shares (the "Warrants") (the Preferred Stock and the Warrants are hereinafter referred to as the "Securities") as set forth on Exhibit A hereto and made a part hereof In addition, the Seller, together with the other investors, shall retain the Secured Notes originally issued in favor of the Fleet Bank, which notes shall be reduced in principal amount and in which the Seller shall retain a proportionate interest.

         NOW, THEREFORE, the parties intending to be legally bound, agree as follows:

         1. Subject to the following terms and conditions, in consideration for the reduction in the principal amount of, and unpaid interest on, the Secured Notes from $591,955.73 to $115,900 the Seller shall receive the Securities of the Company set forth on Exhibit A (the "Transaction").

         2. The Transaction is conditioned on the acquisition of the Bank Debt by the Seller by June 30,1997.

         3. Upon receipt of an executed copy of this Agreement from the Seller, and an agreement between Fleet Bank and the Seller relating to the acquisition of the Bank Debt, a release from Fleet Bank to the Company and the Note Modification Agreement (all of which are being delivered contemporaneously herewith), the Company shall issue a stock certificate representing the Preferred Shares and the related Warrant to the Seller at the address set forth on Exhibit A hereto.

          Page numbered in accordance with Rule 0-3(b). Page 17 of 34.

         4. Assuming the acquisition of the Bank Debt, the Seller, together with the other investors, represents and warrants that he or she is the true and lawful owner of the Bank Debt in the amount set forth on Exhibit A hereto, free and clear of all liens, claims, encumbrances and restrictions whatsoever.

          5. This Agreement shall be governed exclusively by the laws of the State of New Jersey without giving effect to principles of conflicts of law. This Agreement represents the entire understanding of the parties with respect to the subject matter hereof and supersedes all prior agreements and understandings, whether written or oral.

         IN WITNESS WHEREOF, parties have executed this Agreement as of the day first written above.
                                             AW COMPUTER SYSTEMS, INC.


                                              By: ---------------------------
                                                  Charles W. Welch, President



                                             By:  ---------------------------
                                                                   , Investor

          Page numbered in accordance with Rule 0-3(b). Page 18 of 34.


                                                                    EXHIBIT 99-B








$750,000.00                                                         May 23, 1997

Pittsburgh, Pennsylvania

         AW  Computer  Systems,  Inc.  promises  to pay to the  order  of  Mylan

Laboratories   Inc.,   the  sum  of  Seven   Hundred  Fifty   Thousand   Dollars

($750,000.00),  for value  received,  with an interest rate of nine and one-half percent (9 1/2%) annum,  payable at 781 Chestnut  Ridge Road,  Morgantown,  West

Virginia, or at such other place as Mylan may designate.  Payment in full is due no later than one hundred twenty (120) days  following the date hereof,  and may be repaid in cash or in other consideration as may be later agreed to in writing by both parties.

                                                  AW COMPUTER SYSTEMS, INC.



                                                   By: /s/Charles J. McMullin
                                                       Charles J. McMullin
                                                       Chairman

          Page numbered in accordance with Rule 0-3(b). Page 19 of 34.


                                                                    EXHIBIT 99-C

THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND NEITHER THIS WARRANT NOR ANY INTEREST THEREIN MAY BE SOLD, TRANSFERRED, PLEDGED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SAID ACT AND THE RULES AND REGULATIONS THEREUNDER. BY ITS ACCEPTANCE HEREOF, THE HOLDER OF THIS WARRANT REPRESENTS THAT IT IS ACQUIRING THIS WARRANT FOR INVESTMENT AND AGREES TO COMPLY IN ALL RESPECTS WITH ANY APPLICABLE STATE SECURITIES LAWS COVERING THE PURCHASE OF THIS WARRANT AND RESTRICTING ITS TRANSFER, COPIES OF WHICH MAY BE OBTAINED AT NO COST BY WRITTEN REQUEST MADE BY THE HOLDER OF RECORD OF THIS WARRANT TO THE SECRETARY OF THIS COMPANY AT ITS PRINCIPAL EXECUTIVE OFFICE AT 9000A COMMERCE PARKWAY, MOUNT LAUREL, NEW JERSEY 08054.

                                             Dated:-----------------------------

                                     WARRANT

            To purchase up to ---------------- Class A Common Shares

                            AW COMPUTER SYSTEMS, INC.

                                    Expiring:

                  THIS IS TO CERTIFY THAT, for value received, -------------------------, or registered assigns (the "Holder"), is entitled, subject to certain conditions set forth in Section 1.01 hereof, to purchase from AW COMPUTER SYSTEMS, INC., a New Jersey corporation (the "Company"), at any time or from time to time after 9:00 a.m., New York City time, on --------------------------- and prior to 5:00 p.m. New York City time, on
-------------------------------, at the Company's principal executive office, at the Exercise Price, up to the number or Class A Common Shares, $.01 par value per share (the "Common Stock"), of the Company shown above, all subject to adjustment and upon the terms and conditions as hereinafter provided, and is entitled also to exercise the other appurtenant rights, powers and privileges hereinafter described.

                  This Warrant is one of one or more warrants (the "Warrants") of the same form and having the same terms as this Warrant, which warrants were issued along with shares of Series A 10% Redeemable Preferred Stock (the "Series A Preferred Stock") in connection with the Series A Preferred Stock Financing and related matters.

                  Certain terms used in this Warrant are defined in Article IV hereof.

          Page numbered in accordance with Rule 0-3(b). Page 20 of 34.


                          ARTICLE I METHOD OF EXERCISE

                  1.01 Method of Exercise. To exercise this Warrant in whole or in part, the Holder shall deliver to the Company, at the Company's principal executive office (a) this Warrant, (b) a written notice of such Holder's election to exercise this Warrant, which notice shall specify the number of share of Common Stock to be purchased, but in no event less than 100 shares, the denominations of the share certificate or certificates desired and the name or names in which such certificates are to be registered, and (c) payment of the Exercise Price with respect to such shares. Such payment may be made, at the option of the Holder, in cash, by certified or bank cashier's check, money order or wire transfer, or in any other manner consented to in writing by the Company, or any combination thereof.

                  The Company shall, as promptly as practicable after receipt of the items required by the previous paragraph, execute and deliver or cause to be executed and delivered, in accordance with such notice, a certificate or certificates representing the aggregate number of share of Common Stock specified in said notice. The share certificate or certificates so delivered shall be in such denominations as may be specified in such notice or, if such notice shall not specify denominations, in denominations of 100 shares each, and shall be issued in the name of the Holder or such other name as shall be designated in such notice. Such certificate or certificates shall be deemed to have been issued, and such Holder or Holders or any other person so designated to be named therein shall be deemed for all purposes to have become a Holder of record of such shares, as of the date the aforementioned notice is received by the Company. If this Warrant shall have been exercised only in part, the Company shall, at the time of delivery of the certificate or certificates, deliver to the Holder a new Warrant evidencing the right to purchase the remaining share of Common Stock called for by this Warrant which new Warrant shall in all other respects be identical with this Warrant, or, at the request of the Holder, appropriate notations may be made on this Warrant which shall then be returned to the Holder. The Company shall pay all expenses, taxes and other charges payable in connection with the preparation, issuance and delivery of share certificates and new Warrants, except that, if share certificates or new
Warrants shall be registered in a name or names other than the name of the Holder, funds sufficient to pay all transfer taxes, if any, payable as a result of such transfer shall be paid by the Holder at the time of delivering the aforementioned notice of exercise or promptly upon receipt of a written request of the Company for payment.

                  1.02 Shares To Be Fully Paid and Nonassessable. All shares of Common Stock issued upon the exercise of this Warrant shall be validly issued, fully paid and nonassessable and, if the Common Stock is then eligible for listing on any national securities exchanges (as defined in the Exchange
Act), or quoted on NASDAQ, shall be duly listed or quoted thereon, as the case may be.

                  1.03 No Fractional Shares To Be Issued. The Company shall not be required to issue fractions of shares of Common Stock upon exercise of this Warrant. If any fractions of a share would, but for this Section, be issuable upon any exercise of this Warrant, in lieu of such fractional share the Company shall pay to the holder, in cash, an amount equal to the same fraction of the Market Price per share of Common Stock for the Trading Day immediately prior to the date of such exercise.

          Page numbered in accordance with Rule 0-3(b). Page 21 of 34.


                  1.04 Share Legend. Each certificate for shares of Common Stock issued upon exercise of this Warrant, unless at the time of exercise such shares are registered under the Act, shall bear the following legend:

                           THE SHARES OF COMMON STOCK  REPRESENTED  BY THIS
CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND NEITHER SUCH SHARES OF THE COMMON STOCK NOR ANY INTEREST THEREIN MAY BE SOLD, TRANSFERRED, PLEDGED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SAID ACT AND THE RULES AND REGULATIONS THEREUNDER. BY ITS ACCEPTANCE HEREOF, THE HOLDER OF SUCH SHARES OF COMMON STOCK CERTIFICATE REPRESENTS THAT IT IS ACQUIRING THIS COMMON STOCK FOR INVESTMENT AND AGREES TO COMPLY IN ALL RESPECTS WITH ANY APPLICABLE STATE SECURITIES LAWS, AND THE WARRANT RELATING TO THIS COMMON STOCK ISSUED PURSUANT TO SUCH WARRANT, COVERING THE PURCHASE OF THIS COMMON STOCK AND RESTRICTING THEIR TRANSFER, COPIES OF WHICH MAY BE OBTAINED AT NO COST BY WRITTEN REQUEST MADE BY THE HOLDER OF RECORD OF THIS CERTIFICATE TO THE SECRETARY OF THIS COMPANY AT ITS PRINCIPAL EXECUTIVE OFFICE AT 9000A COMMERCE PARKWAY, MOUNT LAUREL, NEW JERSEY 08054.

                           Any  certificate  issued at any time in  exchange  or
substitution for any certificate bearing such legend (except a new certificate issued upon completion of a public distribution pursuant to a registration statement under the Act) shall also bear such legend unless, in the opinion of counsel reasonably acceptable to the Company, the securities represented thereby need no longer be subject to restrictions on resale under the Act.

                                   ARTICLE II

                      EXCHANGES, TRANSFERS AND REPLACEMENTS

                  2.01 Exchange and Registration or Transfer of Warrants. Provided, in the opinion of counsel reasonably acceptable to the Company, the following is permitted under the Act, the holder of this Warrant may, at its option, surrender this Warrant at the principal executive office of the Company and receive in exchange therefor a Warrant or Warrants, each for 100 shares of Common Stock or an integral multiple thereof, for the same aggregate number of share of Common Stock as the Warrant or Warrants so surrendered for exchange and registered to such person or persons as may be designated by such holder.

          Page numbered in accordance with Rule 0-3(b). Page 22 of 34.


                           This  Warrant may be divided or  combined  with other
Warrants upon presentation hereof and of any Warrant or Warrants with which this Warrant is to be combined at the principal executive office of the Company, together with a written notice specifying the names and denominations in which the new Warrant or Warrants are to be issued, signed by the holders hereof and thereof or their respective duly authorized agents or attorneys. Subject to compliance with this Section 2.01 as to any transfer which may be involved in the division or combination, the Company shall execute and deliver a new Warrant or Warrants to be divided or combined in accordance with such notice.

                           The Company shall keep, at said principal  office,  a
register in which, subject to such reasonable regulations as it may prescribe, the Company shall register or cause to be registered Warrants and shall register or cause to be registered the transfer of the Warrants as provided in this
Section 2.01. Such register shall be in written form. Upon due presentment for registration of transfer of any Warrants at such office, the Company shall execute and register or cause to be registered and deliver in the name of the transferee or transferees a new Warrant or Warrants for an equal aggregate number of Shares.

                           The Company  shall pay any tax or other  governmental
charge that may be imposed in connection with any exchange of Warrants not involving a transfer, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection with a transfer of Warrants.

                  2.02 Loss, Theft or Destruction of Warrant Certificates. Upon receipt of evidence satisfactory to the Company of the loss, theft, destruction or mutilation of any Warrant and, in the case of any such loss, theft or destruction, upon receipt of indemnity or security satisfactory to the Company (the original Warrant holder's or any other institutional Warrant holder's undertaking being satisfactory indemnity in the event of loss, theft, destruction or mutilation of any Warrant owned by such institutional holder), or, in the case of any such mutilation, upon surrender and cancellation of the Warrant, the Company will make and deliver, in lieu of such lost, stolen, destroyed or mutilated Warrant, a new Warrant of like tenor and representing the right to purchase the same aggregate number of shares of Common Stock.

                  2.03 Change of Principal Executive Office. In the event the Company shall change the address of its principal executive office, the Company shall give the holder of this Warrant notice five (5) calendar days prior to such change.

                                   ARTICLE III

                             ANTIDILUTION PROVISIONS

                  3.01 Adjustments Generally. The Exercise Price and the number of shares of Common Stock (or other securities or property) issuable upon exercise of this Warrant shall be subject to adjustment from time to time upon the occurrence of certain events, as provided in this Article III.

          Page numbered in accordance with Rule 0-3(b). Page 23 of 34.


                  3.02 Common Stock Reorganization. If the Company shall subdivide its outstanding shares of Common stock into a greater number of shares or consolidate its outstanding shares of Common Stock into a smaller number of shares (any such event being called a "Common Stock Reorganization"), then (a) the Exercise Price shall be adjusted, effective immediately after the record date at which the holders of shares of Common Stock are determined for purposes of such Common Stock Reorganization, to a price determined by multiplying the Exercise Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding on such record date before giving effect to such Common Stock Reorganization and the denominator of which shall be the number of shares of Common Stock outstanding after giving effect to such Common Stock Reorganization, and (b) the number of shares of Common Stock subject to purchase upon exercise of this Warrant shall be adjusted, effective at such time, to a number determined by multiplying the number of shares of Common Stock subject to purchase immediately before such Common Stock Reorganization by a fraction, the numerator of which shall be the number of shares then outstanding after giving effect to such Common Stock Reorganization and the denominator of which shall be the number of shares of Common Stock outstanding immediately before such Common Stock Reorganization.

                  3.03 Special Dividends. If the Company shall issue or distribute to all or substantially all holders of shares of Common Stock evidences of indebtedness, any other securities of the Company, or any cash, property or other assets, and if such issuance or distribution does not constitute a cash dividend or distribution out of surplus or net profits legally available therefor, or a Common Stock Reorganization (any such nonexcluded event being herein called a "Special Dividend"), the Exercise Price shall be adjusted, effective immediately after the record date at which the holders of shares of Common Stock are determined for purposes of such Special Dividend, to a price determined by multiplying the Exercise Price then in effect by a fraction, the numerator of which shall be the Market Price per share of Common Stock on such record date less the then fair market value (as reasonably determined in good faith by the Board of Directors of the Company) of the evidences of indebtedness, securities or property or other assets issued or distributed in such Special Dividend with respect to one share of Common Stock, and the denominator of which shall be the Market Price per share of Common Stock on such record date.

                  3.04     Capital  Reorganizations.   If  there  shall  be  any
consolidation or merger to which the Company is a party, other than a consolidation or a merger in which the Company is a continuing corporation and which does not result in any reclassification of, or change (other than a Common Stock Reorganization or a change in par value) in, outstanding shares of Common Stock, or any sale or conveyance of the property of the Company as a entirety or substantially a an entirety (any such event being called a "Capital Reorganization"), then effective upon the effective date of such Capital Reorganization, the Holder shall have the right to purchase, upon exercise of this Warrant, the kind and amount of shares of stock and other securities and property (including in cash) which the Holder would have owned or have been entitled to receive after such Capital Reorganization if this Warrant had been exercised immediately prior to such Capital Reorganization. As a condition to effecting any Capital Reorganization, the Company or the successor or surviving corporation, as the case may be, shall execute and deliver to each Warrant holder an agreement as to the Warrant holder's rights in accordance with this
Section 3.04, providing for subsequent adjustments as nearly equivalent as may be practicable to the adjustments provided for in this Article III. The provisions of this Section 3.04 shall similarly apply to successive Capital Reorganizations.

          Page numbered in accordance with Rule 0-3(b). Page 24 of 34.


                  3.05 Certain Other Events. If any event occurs as to which the foregoing provisions of this Article III are not strictly applicable or, if strictly applicable, would not, in the good faith judgment of the Board of Directors of the Company, fairly protect the purchase rights of the Warrants in accordance with the essential intent and principles of such provisions, then such Board shall make such adjustments in the application of such provisions, in accordance with such essential intent and principles, as shall be reasonably necessary, in the good faith opinion of such Board, to protect such purchase rights as aforesaid, but in no event shall any such adjustment have the effect of increasing the Exercise Price or decreasing the number of shares of Common Stock subject to purchase upon exercise of this Warrant.

                  3.06 Adjustment Rules. (a) Any adjustments pursuant to this Article III shall be made successively whenever an event referred to therein shall occur.

                  (b) If the Company shall set a record date to determine the holders of shares of Common Stock for purposes of a Common Stock Reorganization or Capital Reorganization, and shall legally abandon such action prior to effecting such action, then no adjustment shall be made pursuant to this Article III in respect of such action.

                  (c) All calculations under this Article III shall be made to the nearest cent or to the nearest one hundredth (1/100th) of a share, as the case may be. Notwithstanding any provisions of this Article III to the contrary, no adjustment in the Exercise Price shall be made if the amount of such adjustment would be less than $0.05, but any such amount shall be carried forward and an adjustment with respect thereto shall be made at the time of and together with any subsequent adjustment which, together with such amount and any other amount or amounts so carried forward, shall aggregate $0.05 or more.

                  (d) In any case in which the provisions of this Article III shall require that an adjustment shall become effective immediately after a record date for an event, the Company may defer until the occurrence of such event (i) issuing to the holder of any Warrant exercised after such record date and before the occurrence of such event the additional shares of Common Stock issuable upon such conversion by reason of the adjustment required by such event over and above the shares of Common Stock issuable upon such conversion before giving effect to such adjustment and (ii) paying to such holder any amount of cash in lieu of a fractional share of Common Stock pursuant to Section 1.03; provided that the Company upon request shall deliver to such holder a due bill or other appropriate instrument evidencing such holder's rights to receive such additional shares, and such cash, upon the occurrence of the event requiring such adjustment.

          Page numbered in accordance with Rule 0-3(b). Page 25 of 34.


                  3.07 Proceedings Prior to Any Action Requiring Adjustment. As a condition precedent to the taking of any action which would require an adjustment pursuant to this Article III, the Company shall take any action which may be necessary in order that the Company may thereafter validly and legally issue as fully paid and nonassessable all shares of Common Stock which the holders of Warrants are entitled to receive upon exercise thereof.

                  3.08 Statement Regarding Adjustment. Whenever the Exercise Price or the number of shares received upon exercise of the Warrants shall be adjusted a provided in Article III, the Company shall forthwith file, at the office of any transfer agent for the Warrants and at the principal office of the Company, a statement showing in detail the facts requiring such adjustment and the Exercise Price and the number of shares received upon exercise of the Warrants that shall be in effect after such adjustment, and the Company shall also cause a copy of such statement to be sent by mail, first class postage prepaid, to each holder of Warrants, at its address appearing on the Company's records. Each such statement shall be signed by the Company's independent public accountants. Where appropriate, such copy may be given in advance and may be included as part of a notice required to be mailed under the provisions of
Section 3.08. Failure to give such notice, or any defect therein, shall not affect the legality or validity of any such action.

                  3.09 Notice to Holders. In the event the Company shall propose to take any action of the type described in Article III (but only if the action of the type described in Article III would result in an adjustment in the Exercise Price or the number of shares received upon exercise of the Warrants), or to declare any cash dividends or distribution out of surplus or net profits legally available therefor, the Company shall give notice to each Warrant holder in the manner set forth in Section 3.09, which notice shall specify the record date, if any, with respect to any such action and the approximate date on which such action is to take place. Such notice shall also set forth such facts with respect thereto as shall be reasonably necessary to indicate the effect of such action (to the extent such effect may be known at the date of such notice) on the Exercise Price and the number, kind or class of shares or other securities or property which shall be deliverable or purchasable upon the occurrence of such action or deliverable upon exercise of the Warrants. In the case of any action which would require the fixing of a record date, such notice shall be given at least 15 days prior to the date so fixed, and in case of all other action, such notice shall be given at least 20 days prior to the taking of such proposed action. Failure to give such notice, or any defect therein, shall not affect the legality or validity of any such action.

                                   ARTICLE IV

                                   DEFINITIONS

                           The following  terms,  as used in this Warrant,  have
the following respective meanings:

                           "Act" means the  Securities  Act of 1933, as amended,
and any similar or successor Federal statute, and the rules and regulations of the Securities and Exchange Commission (or its successor) thereunder, all as the same shall be in effect at the time.

          Page numbered in accordance with Rule 0-3(b). Page 26 of 34.



                           "Series A Preferred Stock  Financing"  shall mean the
financing as of April 15, 1997 whereby the Company offered up to 1,000 Units consisting of Series A Preferred Stock and related warrants for an investment of up to $1,000,000.

                           "Capital  Reorganization"  shall have the meaning set
forth in Section 3.04 hereof.

                           "Closing  Price" on any day  means (a) if the  Common
Stock is listed or admitted for trading on a national securities exchange, the reported last sales price regular way or, if no such reported sale occurs on such day, the average of the closing bid and asked prices regular way on such day, in each case on the principal national securities exchange on which the Common Stock is listed or admitted to trading, (b) if the Common Stock is not listed or admitted to trading on any national securities exchange, the average of the closing bid and asked prices in the over-the-counter market on such day as reported by NASDAQ or any comparable system or, if not so reported, as reported by any New York Stock Exchange member firm selected by the Company for such purpose or (c) if no such quotations are available on such day, the fair market value of one share of Common Stock on such day as determined in good faith by the Board of Directors of the Company.

                           "Common  Stock"  shall have the  meaning set forth in
the first paragraph of this Warrant, subject to adjustment pursuant to Article III.

                           "Common Stock  Reorganization" shall have the meaning
set forth in Section 3.02 hereof.

                           "Company"  shall  have the  meaning  set forth in the
first paragraph of this Warrant.

                           "Exchange Act" means the  Securities  Exchange Act of
1934, as amended, and any similar or successor Federal statute, and the rules and regulations of the Securities and Exchange Commission (or its successor) thereunder, all as the same shall be in effect a the time.

                           "Exercise Price" means U.S. $0.50 per share of Common
Stock, subject to adjustment pursuant to Article III hereof.

                           "Holder"  shall  have the  meaning  set  forth in the
first paragraph of this Warrant.

                           "Market  Price" on any day means the  average  of the
daily Closing Prices of a share of Common Stock for the 20 consecutive Trading Day ending on the most recent Trading Day for which a closing price is available and if the Common Stock is not then publicly traded Market Price shall be determined in good faith by the Board of Directors of the Company.

                           "NASD" means the National  Association  of Securities
Dealers, Inc.

                           "NASDAQ" means The National Association of Securities
Dealer, Inc. Automated Quotation System.

          Page numbered in accordance with Rule 0-3(b). Page 27 of 34.


                           "Registrable  Securities" means 100% of the number of
shares of the Company's Common Stock issuable upon exercise of this Warrant issued as part of the Units pursuant to the Series A Preferred Stock Financing.

                           "Securities Act" means the Securities Act of 1933.

                           "Total Warrant  Shares" means the number of shares of
Common Stock set forth on the face of this Warrant, subject to adjustment pursuant to Article III.

                           "Trading Day" means (a) if the Common Stock is listed
or admitted to trading on a national securities exchange, a day on which the principal national securities exchange on which the Common Stock is listed or admitted to trading is open for business or (b) if the Common Stock is not so listed or admitted to trading, a day on which any New York Stock Exchange member firm is open for business.

                           "Warrant holder" means a holder of a Warrant.

                           "Warrants"  shall have the  meaning  set forth in the
second paragraph of this Warrant.

                           "Warrant  Common  Stock" means the  resulting  Common
Stock from the exercise of the warrant.

                                    ARTICLE V

                     REDEMPTION AND CANCELLATION OF WARRANTS

                  5.01     Redemption   of   Warrants.   The  Warrants  are  not
redeemable by the Company and the Company has no rights to purchase or otherwise acquire the Warrants.

                  5.02 Cancellation of Warrants. The Company shall cancel any Warrant surrendered for transfer, exchange or exercise.

                                   ARTICLE VI

                               REGISTRATION RIGHTS

                  6.01 Registration Rights. Immediately upon the date of final closing of the Series A Preferred Stock Financing, the Company shall commence preparation of a registration statement with the Securities and Exchange Commission relating to a rights offering to its holders of Common Stock and, within ninety (90) days following the aforesaid closing date, the Company shall use its best efforts to file a registration statement with the Securities Registration Statement. In the event that the Company does not effect a registration of a rights offering with the Securities and Exchange Commission within one year from the aforesaid closing date, the Company shall be required to file a registration statement covering the Registrable Securities with the Securities and Exchange Commission within one year from the aforesaid closing date. In connection with any such registration, the Company shall:

          Page numbered in accordance with Rule 0-3(b). Page 28 of 34.



                  (a) promptly (but not less than thirty (30) days prior to the filing of any registration statement) give written notice thereof (which shall include a list of the jurisdictions, if any, in which the Company intends to register or qualify such securities under the applicable blue sky or other state securities laws) to each Holder or holder of Warrant Common Stock;

                  (b) use its best efforts to effect such registration and any qualification and compliance relating thereto, including, without limitation, the execution of an undertaking to file post-effective amendments, appropriate qualification under applicable blue sky or other state securities laws and appropriate compliance with the Securities Act and any other governmental requirements or regulations as would permit or facilitate:

                           (i)      the sale  and  distribution  of all  Warrant
Common Stock; and
                           (ii)     the  exercise  of the Warrant (to the extent
not expired) to the extent outstanding and the sale and distribution of all Warrant Common Stock issued upon such exercise.

                  6.02 Blue Sky Qualification. The Company shall only be required to register or qualify the Warrant or the Warrant Common Stock in such jurisdictions as it shall determine in its sole discretion and each Holder agrees only to offer or sell or exercise the Warrant or the Warrant Common Stock in such jurisdictions as the same shall be so registered or qualified.

                  6.03 Expenses. The Company shall bear all expenses in connection with such registration, qualification and compliance under this
Section 6, including, without limitation, all registration and filing fee, printing expenses, fees and disbursements of the Company's counsel and of a single firm of legal counsel retained by the Holders or holders of Warrant Common Stock and expenses of any audits incident to or required by any such registration, qualification and compliance, provided, that the Company shall not, in any event, be required to bear the cost of any commissions and compensation paid, and concessions and discounts allowed to, underwriters, dealers or others performing similar functions in connection with the sale and distribution of the Warrant or Warrant Common Stock sold by any holders thereof.

                  6.04 Indemnification. (a) If Registrable Securities are included in a Registration Statement, the Company will indemnify the Holder against all claims, losses, damages and liabilities (or actions in respect thereof) arising out of or based on (A) any untrue statement (or alleged untrue statement) of a material fact contained in any prospectus, offering circular or other document (including any related registration statement, notification or the like) incident to any such registration, qualification or compliance, or (B) any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or
(C) any violation by the Company of any rule or regulation promulgated under the Act applicable to the Company and relating to action or inaction required of the Company in connection with any registration, qualification or compliance, and will reimburse the Holder for any legal and any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action, provided that the Company will not be liable in any such case to the extent that any such claim, loss, damage or liability arises out of or is based on any untrue statement or omission based upon written information furnished to the Company by the Holder specifically for use therein.

          Page numbered in accordance with Rule 0-3(b). Page 29 of 34.


                  (b)      Each party  entitled  to  indemnification  under this
Section 6.04 (sometimes referred to as the "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom, provided that counsel for the Indemnifying Party, who shall conduct the defense of such claim or litigation, shall be approved by the Indemnified Party (whose approval shall not be unreasonably withheld), and the Indemnified Party may participate in such defense at such party's expense, and provided further that unless such failure materially and adversely affects the rights or abilities of the Indemnifying Party to defend such action, the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Section 6.04. No Indemnifying Party, in the defense of any such claim or litigation, shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability with respect to such claim or litigation. If any such Indemnified Party shall have reasonably concluded that there may be one or more legal defenses available to such Indemnified Party which is different from or additional to those available to the Indemnifying Party, or that such claim or litigation involves or could have an effect upon matters beyond the scope of the indemnity agreement provided in this Section 6.04, the Indemnifying Party shall not have the right to assume the defense of such action on behalf of such Indemnified Party and such Indemnifying Party shall reimburse such Indemnified Party for that portion of the fees and expenses of any counsel retained by the Indemnified Party which is reasonably related to the matters covered by the indemnity agreement provided in this Section 6.04.

                  (c)      If the  indemnification  provided for in this Section
6.04 shall for any reason be unenforceable by an indemnified party, although otherwise available in accordance with its terms, then each indemnifying party shall, in lieu of indemnifying such indemnified party, contribute to the amount paid or payable by such indemnified party as a result of the losses, claims, damages, liabilities or expenses with respect to which such indemnified party has claimed indemnification, in such proportion as is appropriate to reflect the relative fault of the indemnified party on the one hand and the indemnifying party on the other in connection with the statements or omissions which resulted in such losses, claims, damages, liabilities or expenses, as well as any other relevant equitable considerations. The Company and each Holder agree that it would not be just and equitable if contribution pursuant hereto were to be determined by pro rata allocation or by any other method of allocation which does not take into account such equitable considerations. The amount paid or payable by an indemnified party as a result of the losses, claims, damages, liabilities or expenses referred to herein shall be deemed to include any legal or other expenses reasonably incurred by such indemnified party in connection with investigating or defending against any action or claim which is the subject hereof. No person guilty of fraudulent misrepresentation shall be entitled to contribution from any person who is not guilty of such fraudulent misrepresentation.

                  6.05 Information by the Investor. The Holder shall furnish in writing to the Company such information regarding the Holder and the distribution proposed by the Holder as the Company may request in writing and as shall be required in connection with any registration, qualification or compliance referred to in this Article VI.

          Page numbered in accordance with Rule 0-3(b). Page 30 of 34.


                  6.06 Notification; Continuation of Effectiveness. In the case of each registration, qualification and compliance pursuant to this Section 6, the Company will keep all Holders and all holders of Warrant Common Stock promptly advised in writing as to the initiation of proceedings for such registration, qualification and compliance and as to the completion thereof, and will advise, upon request, of the progress of such proceedings. The Company will, at its expense, keep such registration, qualification and compliance effective, unless otherwise noted herein, for a period of twelve months, or in each case for such longer period as may be required by the Act, by such action as may be necessary or appropriate to permit the exercise or sale and distribution during such period of any Warrant not theretofore exercised or sold and distributed and the sale or distribution of Warrant Common Stock not theretofore sold or distributed including, without limitation, the filing of post-effective amendments and supplements to any registration statement or prospectus necessary to keep the registration current and further qualification under any applicable blue sky or other state securities law, all as requested by any Holder or holder of Warrant Common Stock with respect to which such registration is being effected.

                  6.07 Transfer of Registration Rights. The rights to cause the Company to register securities granted by the Company under this Article VI may be assigned by the Holder to a transferee or assignee of all or less than all the Registrable Securities, provided that such transfer may otherwise be effected in accordance with applicable securities laws and that the Company is given written notice, as provided in Article VI.

                  6.08 Prospectuses, etc. The Company will, at its expense, furnish to each Holder or holder of Warrant Common Stock with respect to which registration has been effected, such number of prospectuses, offering circulars and other documents incident to such registration and related qualification or compliance as such holder from time to time may reasonably request.

                  6.09 Listing on Securities Exchanges, etc. The Company will, at its expense, promptly list on each national securities exchange, or NASDAQ, on which Common Stock is at the time listed, upon official notice of issuance upon the exercise of the Warrant, and maintain such listing of, all shares of Common Stock from time to time issuable upon the exercise of the Warrant, and when and if required by the Securities Exchange Act of 1934 (or any similar statute then in effect) will register thereunder all shares of Common Stock from time to time so issuable.

                  6.10 Underwritten Offerings. In the event any registration under this Article VI is underwritten and the managing underwriter determines in writing that the inclusion of all Registrable Securities that are to be included would materially interfere with the successful completion thereof in the reasonable judgment of such managing underwriter, then the number of Registrable Securities to be included may be reduced on the same basis as other selling stockholders in such registration.

          Page numbered in accordance with Rule 0-3(b). Page 31 of 34.



                                   ARTICLE VII

                                  MISCELLANEOUS

                  7.01 Notices. All notices, requests and other communications provided for herein shall be in writing, and shall be deemed to have been made or given when delivered or mailed, first class, postage prepaid, or sent by telex or other telegraphic communications equipment. Such notices and communications shall be addressed:

                  (a)      if to the Company, to
                           9000A Commerce Parkway
                           Mount Laurel, New Jersey 08054
                           Attention:  Michael P. Lutze, Secretary; or

                  (b) if the Holder, to its address as shown on the registry books maintained pursuant to Section 2.01; or in any of the foregoing cases at such other address as such Person may hereafter specify for such purpose by notice to the other Persons referred to above.

                   7.02    Waivers;  Amendments.  No  failure  or  delay  of the
Holder in exercising any right, power or privilege, hereunder shall operate as a waiver thereof, nor shall any single or partial exercise thereof, or any abandonment or discontinuance of steps to enforce such a right, power or privilege, preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies of the Holder are cumulative and not exclusive of any rights or remedies which it would otherwise have. The provisions of this Warrant may be amended, modified or waived if, but only if, such amendment, modification or waiver is in writing and is signed by a majority of the holders of the Warrants; provided that no amendment, modification or waiver may change the exercise price of (including without limitation any adjustments or any provisions with respect to adjustments, the expiration of or the manner of exercising the Warrants) without the consent in writing of all of the holders of the Warrants outstanding.

          Page numbered in accordance with Rule 0-3(b). Page 32 of 34.



                  7.03 Governing Law. This Warrant shall be construed in accordance with and governed by the laws of the State of New York applicable to contracts made and to be fully performed therein.

                  7.04 Survival of Agreements; Representations and Warranties, etc. All warranties, representations and covenants made by the Company herein or in any certificate or other instrument delivered by or on behalf of it in connection herewith or the Notes shall be considered to have been relied upon by the Holder and shall survive the issuance and delivery of the Warrants and the shares of Common Stock issuable upon exercise of this Warrant, and shall continue in full force and effect so long as this Warrant is outstanding. All statements in any such certificate or other instrument shall constitute representations and warranties hereunder.

                  7.05 Covenants to Bind Successor and Assigns. All the covenants, stipulations, promises and agreements in this Warrant contained by or on behalf of the Company shall bind its successors and assigns, whether or not so expressed.

                  7.06    Severability.   In  case  any  one  or  more  of  the
provisions contained in this Warrant shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions contained herein and therein shall not in any way be affected or impaired in such jurisdiction and shall not invalidate or render illegal or unenforceable such provision in any other jurisdiction.

                  7.07     Headings.   The   headings   used   herein   are  for
convenience of reference only and shall not be deemed to be a part of this Warrant.

                  7.08 No Rights as Stockholder. This Warrant shall not entitle the Holder to any rights as a stockholder of the Company.

                  7.09 Pronouns. The pronouns "it" and "its" herein shall be deemed to mean "he" or "his", as the context requires.

                           IN WITNESS  WHEREOF,  AW Computer  Systems,  Inc. has
caused this Warrant to be executed in its corporate name by one of its officers thereunto duly authorized, and its corporate seal to be hereunto affixed, attested by its Secretary or an Assistant Secretary, all as of the day and year first above written.

                                                   AW COMPUTER SYSTEMS, INC.

                                                   By: ------------------------
                                                       Charles Welch, President
Attest:


----------------------------
Secretary

          Page numbered in accordance with Rule 0-3(b). Page 33 of 34.


                                SUBSCRIPTION FORM

                     To be Executed by the Registered Holder

                          in Order to Exercise Warrants

The undersigned Registered Holder hereby irrevocably elects to exercise -------------------- Warrants represented by this Warrant Certificate, and to purchase the securities issuable upon the exercise of such Warrants, and requests that certificates for such securities shall be issued in the name of

           PLEASE INSERT SOCIAL SECURITY OR OTHER IDENTIFYING NUMBER:

                -------------------------------------------------
                -------------------------------------------------
                -------------------------------------------------
                -------------------------------------------------
                     (please print or type name and address)

and be delivered to

                -------------------------------------------------
                -------------------------------------------------
                -------------------------------------------------
                -------------------------------------------------
                     (please print or type name and address)


and if such number of Warrants shall not be all the Warrants evidenced by this Warrant Certificate, that a new Warrant Certificate for the balance of such Warrants be registered in the name of, and delivered to, the Registered Holder at the address stated below.

               -------------------------------------------------
               -------------------------------------------------
               -------------------------------------------------
               -------------------------------------------------
                                     Address

               -------------------------------------------------
                          Taxpayer Identification Number

               -------------------------------------------------
                              Signature Guaranteed

               -------------------------------------------------

          Page numbered in accordance with Rule 0-3(b). Page 34 of 34.


                                   ASSIGNMENT


To Be Executed by the Registered Holder
in order to Assign Warrants

FOR VALUE RECEIVED,  --------------------------------------------  hereby sells, assigns and transfers unto


            PLEASE INSERT SOCIAL SECURITY OR OTHER IDENTIFYING NUMBER

                -------------------------------------------------
                -------------------------------------------------
                -------------------------------------------------
                -------------------------------------------------
                     (please print or type name and address)


------------------------------------------------  of the Warrants represented by this Warrant Certificate, and hereby irrevocably constitutes and appoints ----------------------------------------- Attorney to transfer this Warrant
Certificate on the books of the Company, with full power of substitution in the premises.


----------------------------                 -----------------------------------
                                                       Signature Guaranteed

THE SIGNATURE TO THE ASSIGNMENT OR THE SUBSCRIPTION FORM MUST CORRESPOND TO THE NAME AS WRITTEN UPON THE FACE OF THIS WARRANT CERTIFICATE IN EVERY PARTICULAR, WITHOUT ALTERATION OR ENLARGEMENT OR ANY CHANGE WHATSOEVER, AND MUST BE GUARANTEED BY A COMMERCIAL BANK OR TRUST COMPANY OR A MEMBER FIRM OF THE AMERICAN STOCK EXCHANGE, NEW YORK STOCK EXCHANGE, PACIFIC STOCK EXCHANGE OR MIDWEST STOCK EXCHANGE.