Form 10QSB/A
period 1997-03-31
AW COMPUTER SYSTEMS INC
filed 1997-08-18
CIK 319037

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

                 Consolidated Statements of Cash Flow for three months ended March 31, 1997 and 1996.

                 Notes to Interim Consolidated Financial Statements for three months ended March 31, 1997.

Item 2.       Management's Discussion and Analysis or Plan of Operation

           Page numbered in accordance with Rule 0-3(b). Page 3 of 11.

                            AW COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                 1997                1996
                                                 ----                ----
Revenues                                     $   188,854         $   345,873
Costs of revenues                                309,606             395,897
                                               ---------           ---------
   Gross (Loss)                               (  120,752)         (   50,024)
                                               ---------           ---------
Selling, general, and
  administrative expenses                        813,886             765,834
Development expense                               18,357              68,332
Interest expense                                  13,117              18,415
Other (income) - net                          (    5,195)         (    7,087)
                                               ---------           ---------


                                                 840,165             845,494
                                               ---------           ---------

Loss before income taxes                      (  960,917)         (  895,518)
Income tax (benefit)                                --                  --
Net (loss)                                   $(  960,917)        $(  895,518)
                                               =========           =========

Per share statistics:
  Net (loss) per share                          $(0.15)             $(0.19)

Average shares outstanding                     6,680,567           4,642,119

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

                                             AW COMPUTER SYSTEMS, INC.
                                             (REGISTRANT)



Date: August 15, 1997                        \s\Charles Welch
                                             Charles Welch
                                             Chief Executive Officer/President

Date: August 15, 1997                        \s\Charles F. Trapp
                                             Charles F. Trapp
                                             Vice President, Finance
                                             (Principal Financial Officer)