Form 10QSB
period 1997-09-30
AW COMPUTER SYSTEMS INC
filed 1997-11-17
CIK 319037

Page Numbered in accordance with Rule 0-3(b). Page 1 of 17.
                   The Exhibit Index can be found on Page 13.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-10329

                            AW COMPUTER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                       New Jersey  22-1991981
(
State or other  jurisdiction  of
          (IRS Employer Identification No.)
           incorporation or organization)

              9000A Commerce Parkway, Mt. Laurel, New Jersey 08054
                    (Address of principal executive offices)

                                  609-234-3939
                         (Registrant's telephone number)

                                       N/A
            (Former name, address and former fiscal year, if changed
                               since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 11, 1997, there were issued and outstanding 6,670,567 Class A Common Shares of the Company.

           Page numbered in accordance with Rule 0-3(b). Page 2 of 17.

                                     PART I

                              FINANCIAL INFORMATION
                                   (UNAUDITED)

Item 1.  Interim Financial Statements

         Contents:

                  Consolidated Statements of Operations for three and nine month periods ended September 30, 1997 and 1996.

                  Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996.

                  Consolidated Statements of Cash Flow for the nine month periods ended September 30, 1997 and 1996.

                  Notes to Interim Consolidated Financial Statements.

           Page numbered in accordance with Rule 0-3(b). Page 3 of 17.

                            AW COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

         Three Months                                                        Nine Months

    1997            1996                                                   1997          1996

$   385,228    $   238,470    Revenues                                $   816,020    $   714,462

    289,540        587,591    Costs of revenues                           969,798      1,575,690
  ---------      ---------                                              ---------      ---------

     95,688     (  349,121)                                            (  153,778)    (  861,228)
  ---------      ---------                                              ---------      ---------

    486,267        590,228    Selling, general and administrative       1,941,024      1,939,871
     11,141          1,434    Development                                  40,621         84,906
     28,327         12,780    Interest                                     54,846         51,211
  ---------      ---------                                              ---------      ---------
    525,735        604,442                                              2,036,491      2,075,988
  ---------      ---------                                              ---------      ---------

      1,297          2,987    Interest income                               8,818         19,878

 (  428,750)    (  950,576)   Loss before income taxes                 (2,181,451)    (2,917,338)

       --             --      Income tax benefit                            --             --
  ---------      ---------                                              ---------      ---------

$(  428,750)   $(  950,576)   Net loss                                $(2,181,451)   $(2,917,338)
  =========      =========                                              =========      =========




    $(.07)         $(.17)     Net loss per share                        $(.33)          $(.58)

  6,670,567      5,734,306    Average shares outstanding               6,659,703       5,072,448


               The accompanying notes are an integral part of the
                       consolidated financial statements.

           Page numbered in accordance with Rule 0-3(b). Page 4 of 17.

                            AW COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)

                                     ASSETS
                                                                                1997           1996

Current assets:
Cash and cash equivalents                                                   $    49,089   $   919,621
   Accounts and contract receivables, less allowance for doubtful
     accounts of $42,125 and  $112,350 in 1997 and 1996                         230,692        78,380
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                         --         200,015
   Inventories                                                                   51,589        56,589
   Prepaid and other current assets                                              25,367        36,854
                                                                               ---------    ---------
     Total current assets                                                       356,737     1,291,459
Property and equipment, net                                                     318,046       511,579
Computer software, net                                                          669,351       669,351
Other assets                                                                     27,308        27,308
                                                                              ---------     ---------
     Total Assets                                                           $ 1,371,442   $ 2,499,697
                                                                             ==========    ==========

                      LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
   Note Payable                                                             $   773,750   $     --
   Current portion of long-term debt                                             95,448       570,368
   Accounts payable                                                             104,853       147,195
   Accrued contract costs                                                       308,406       408,406
   Accrued liabilities                                                          254,949       269,371
   Accrued compensation                                                         310,152       177,362
   Other current liabilities                                                     46,610        41,755
                                                                              ---------     ---------
     Total current liabilities                                                1,894,168     1,614,457
Deferred compensation payable                                                   216,508       162,608
                                                                              ---------     ---------
Total liabilities                                                             2,110,676     1,776,965

Commitments and Contingencies

Shareholder's Equity
   Preferred Stock - No Par Value:
   Authorized 4,950,000 shares in 1997 and 5,000,000 shares in
      1996 and zero issued and outstanding in 1997 and 1996                        --           --
   Preferred Stock - Series A 10% Redeemable
   Authorized 50,000 and zero shares; 6,356 and zero shares
     issued and outstanding in 1997 and 1996, respectively                      635,600         --
   Common stock:
     Class A, $.01 par; authorized 25,000,000 and 10,000,000
       shares; 6,670,567 and 6,638,067 issued and outstanding
       in 1997 and 1996, respectively                                            66,706        66,381
   Additional paid-in capital                                                 4,535,495     4,431,860
   Retained earnings (Deficit)                                               (5,882,035)   (3,680,509)
   Stock subscription - related party                                        (   95,000    (   95,000)
                                                                              ---------     ---------
     Total shareholders' equity                                              (  739,234)      722,732
                                                                              ---------     ---------
     Total liabilities and shareholders' equity                             $ 1,371,442   $ 2,499,697
                                                                              =========     =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

           Page numbered in accordance with Rule 0-3(b). Page 5 of 17.


                            AW COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                   (UNAUDITED)

                                                                    Six Months
                                                             1997               1996

Cash flows, from operating activities:
   Net income (loss):                                   $(2,181,451)        $(2,917,338)
Adjustments to reconcile net
   income to net cash provided
   by/(used in) operating activities:
   Depreciation and amortization                            180,669             227,620
   Amortization of unearned compensation                      --                 35,566
   Decrease (increase) in:
     Accounts receivable                                 (  152,312)            411,753
     Costs and estimated earnings
       on uncompleted contracts                             200,015             391,311
     Inventories                                              5,000             310,193
     Income taxes receivable                                   --               280,445
     Prepaid expenses                                        11,487              46,707
     Other assets                                              --            (   98,981)
   Increase (decrease) in:
     Accounts payable                                    (   42,342)         (  108,853)
     Accrued liabilities                                 (   14,422)            140,978
     Accrued cost                                        (  100,000)             75,753
     Accrued compensation                                   132,790               --
     Other liabilities                                       58,855              86,467
                                                          ---------           ---------

Net cash provided by (used in)
   operating activities                                  (1,901,711)         (1,118,379)
                                                          ---------           ---------
Cash flows, from investing activities:
   Capital expenditures                                  (    5,663)         (   95,270)
   Capital disposals                                         18,527              --
   Computer software capitalized                              --             (  261,796)
                                                          ---------           ---------
Net cash (used in) investing activities                      12,864          (  357,066)
                                                          ---------           ---------
Cash flows, from financing activities:
   Net borrowing (payments):
     Proceeds from long term debt                             --                 20,368
     Long-term debt and lease obligations                (  474,920)         (  229,383)
     Notes payable                                          773,750               --
   Proceeds from issuance of common shares                   34,240           2,407,665
   Proceeds from issuance of preferred shares               635,600               --
   Payment of dividends                                  (   20,075)              --
   Additional paid in capital from debt exchange             69,720               --
                                                          ---------           ---------
Net cash provided by (used in) financing activities       1,018,315           2,198,650
                                                          ---------           ---------
Increase (decrease), cash and cash equivalents              870,532             732,205
Cash and cash equivalents:
   Beginning of period                                      919,621             848,560
                                                          ---------           ---------
   End of period                                        $    49,089         $ 1,571,765
                                                          =========           =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

           Page numbered in accordance with Rule 0-3(b). Page 6 of 17.



                            AW COMPUTER SYSTEMS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


1.        Interim Financial Reporting

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three month period and nine month period ended September 30, 1997 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1997. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

2. Prior year financial statements have been restated to conform to present year presentation.

           Page numbered in accordance with Rule 0-3(b). Page 7 of 17.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Statement Regarding Forward-Looking Statements

          The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's "expectations", "anticipation", "intentions", "beliefs", or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 1998 and thereafter; future products or product development; future research and development spending and the Company's product development strategy; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in the Company's Report on Form 10-KSB, Item 1, "Special Considerations".

          As previously reported in the second quarter, the continuation of operations beyond the third quarter would be dependent on the successful completion and rollout of either the CPA Project or the Wizard Project and/or the Company securing external financing to help bring its products to market. Since the end of the third quarter, the Company has managed the business on a week-to-week basis with the expectation that if a financing is not completed by the end of November, the Company will be forced to cease operations. There can be no assurance that additional financing will be available on acceptable terms or at all.

          The Company does not expect that its existing capital resources will be sufficient for it to maintain its current operations past November 1997. Although the Company raised $1,000,000 in debt and equity capital, it expended in excess of $3,000,000 on development of its products. The Company will need to raise substantial additional capital in order to remain in business. The Company intends to seek such additional funding through collaborative or partnering arrangements or through public or private equity or debt financing, as well as attempting to obtain deposits from customers. There can be no assurance that additional financing will be available on acceptable terms or at all. If the Company is unable to remain in business, it will have to cease all operations, including all development work and work on the initial purchase order referred to above.

          AW's future is dependent on the receipt of a significant deposit on an order(s) for either or both of the Company's products, The Checker Productivity Analyzer ("CPA") and/or the Wizard of Point-of-Sale ("Wizard"), or on the Company's ability to raise additional capital to maintain its operations until these products generate revenue.

           Page numbered in accordance with Rule 0-3(b). Page 8 of 17.

          On October 28, 1997, the Company received its initial purchase order to install eleven CPA systems. Installation is scheduled to begin in January 1997. The Company is currently negotiating the payment terms including the amount of the deposit. If the Company is unable to raise substantial additional capital, it will be unable to complete the installation of the eleven CPA systems as referred to above.

          Operations

          Revenues for the third quarter of 1997 were $385 thousand (or 62%) higher than revenues in the third quarter of 1996 due to increased revenue from contracts in progress, revenue software services and from equipment sales.

          The Company experienced a gross profit of $95 thousand compared to a negative gross profit of $349 thousand for the same period last year. The 1997 gross profit was due to increased revenue from contracts in progress, software services, and equipment sales.

          Selling, general and administrative expenses ("SG&A") were $486 thousand in the third quarter of 1997 versus $590 thousand than in the same period last year. As a percentage of revenues, these expenses were 126% versus 248% in the third quarter of 1996.

          Development expense was $11 thousand (or 26%) lower in the third quarter of 1997 compared to the second quarter of 1996; this is primarily due to reduced development activities on the Company's projects.

          Revenues for the nine months of 1997 were $816 thousand versus $714 thousand for the comparable period of 1996 because of increased revenue from contracts in progress, software services, and equipment sales.

          The Company experienced a negative gross profit of $154 thousand versus a negative gross profit of $861 thousand for the nine month periods. The negative gross profit was caused by costs related to completion of the CPA contract with only minimal revenue.

          Selling, general and administrative expenses (SG&G) were $1.941 million in 1997 versus $1.940 million in 1996. As percentage of revenue, these expenses were 238% versus 272% for 1997 and 1996 respectively.

          Development expense was $41 thousand in 1997 versus $85 thousand in 1996; a reduction of $44 thousand due to reduced development activities on projects.

          In June 1997, the Company exchanged 3,822 shares of Series A 10% Redeemable Preferred Stock, two year Warrants to purchase 764,400 shares of Class A Common Stock at $.50 per share and $45,000 in exchange for cancellation of approximately $474,900 of secured debt and $22,000 of accrued interest. The transaction resulted in a gain of $69,700 and was recorded as an increase to Additional Paid-in Capital.

          Page numbered in accordance with Rule 0-3(b). Page 9 of 17.

          In the third quarter and nine month periods of 1997 and 1996, the effective income tax benefit was 0% of the Net Loss before income taxes. This is due to the lack of a net loss carryback provision in New Jersey State Income Tax Code and the inability to carryback any additional losses to offset past income for Federal Income Tax purposes.

          As a result of the factors discussed above, operations in the third quarter of 1997 resulted in a loss of $429 thousand (or $.07 per share) compared to a net loss of $951 thousand (or $.17 per share) in the same period last year. Operations for the nine month period of 1997 resulted in a loss of $2.181 million or $(.33) per share compared to a net loss of $2.917 million or $.58 per share.

          Liquidity

          During the six months ended June 30, 1997, working capital decreased $871 thousand to ($1.537 million) compared to ($323 thousand) at December 31, 1996. Current Assets decreased $934 thousand due to decreases in cash of $870 thousand. Current Liabilities increased $280 thousand primarily due to increases in Notes Payable of $774 thousand, an increase in Accrued Compensation of $133 thousand, an decrease in Accrued Liabilities of $14 thousand, a decrease in Current Portion of Long Term Debt of $475 thousand, a decrease in Accounts Payable of $42 thousand, and a decrease in Other Liabilities of $27 thousand.

          During the second quarter of 1997, the Company raised $250,000 from a private placement of 2,500 Series A 10% Redeemable Preferred Stock and two year Warrants to a limited number of qualified investors, including certain officers and directors of the Company.

          The Company borrowed $750,000 at 9.5%, per annum, due September 20, 1997, from its largest shareholder. The Note, including interest of $23,750, was extended until March 19, 1998.

          In June 1997, the Company exchanged 3,822 shares of Series A 10% Redeemable Preferred Stock, two year Warrants to purchase 764,400 shares of Class A Common Stock at $.50 per share and $45,000 in exchange for cancellation of approximately $474,900 of secured debt and $22,000 of accrued interest. The transaction resulted in a gain of $69,700 and was recorded as an increase to Additional Paid-in Capital.

          During the first nine months of 1996, working capital decreased $107 thousand to $1.038 million compared to $1.145 million at December 31, 1995. Current assets decreased $718 thousand resulting from decreases in all asset categories except cash and cash equivalents. Current liabilities decreased from $389 thousand.

          During the first nine months of 1996, cash and cash equivalents increased $723 thousand. The primary factor for this increase was $2,407,665 in new equity.

          Page numbered in accordance with Rule 0-3(b). Page 10 of 17.

          Financial Resources

          As previously reported in the second quarter, the continuation of operations beyond the third quarter would be dependent on the successful completion and rollout of either the CPA Project or the Wizard Project and/or the Company securing external financing to help bring its products to market. Since the end of the third quarter, the Company has managed the business on a week-to-week basis with the expectation that if a financing is not completed by the end of November, the Company will be forced to cease operations. There can be no assurance that additional financing will be available on acceptable terms or at all.

          During the quarter ending June 30, 1997, the Company reduced to $95,448 the Line of Credit. The Line of Credit had an interest rate of Prime plus one percent (8.25%). The credit facility is collateralized by substantially all of the Company's assets.

          The Company borrowed $750,000 at 9.5%, per annum, due September 20, 1997, from its largest shareholder. The Note, including interest of $23,750, was extended until March 19, 1998.

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

           Page numbered in accordance with Rule 0-3(b). Page 11 of 17.

                                     PART II

                                OTHER INFORMATION


Item 1.    Legal Proceedings - None.

Item 2.    Changes in Securities - None.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information - None.

Item 6.    Exhibits and Reports on Form 8-K.

           a.     Exhibits:

                  99A      Stock Option Agreement.

                  99B      Stock Option Certificate

          Page numbered in accordance with Rule 0-3(b). Page 12 of 17.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  AW COMPUTER SYSTEMS, INC.
                                                         (REGISTRANT)




DATE:    November 14, 1997                        /s/Charles Welch
                                                  Charles Welch
                                                  CEO/President




DATE:    November 14, 1997                        /s/Charles F. Trapp
                                                  Charles F. Trapp
                                                  Vice President, Finance
                                                  Principal Financial Officer

          Page numbered in accordance with Rule 0-3(b). Page 13 of 17.


                                  EXHIBIT INDEX


                                                        Rule 0-3(b) Page
                                                       Numbered Where the
                                                         Exhibit can be
Exhibit Number             Description                        Found

     99-A           Stock Option Agreement.                 Page 11.

     99-B           Stock Option Certificate.               Page 11.

          Page numbered in accordance with Rule 0-3(b). Page 14 of 17.

                                                                    EXHIBIT 99-A



                            AW COMPUTER SYSTEMS, INC.
                     1997 STOCK OPTION AND STOCK GRANT PLAN
                        INCENTIVE STOCK OPTION AGREEMENT


     This INCENTIVE OPTION AGREEMENT is made this _____ day of ___________, 19___ between AW COMPUTER SYSTEMS, INC., a New Jersey corporation (the "Company"), and name, address, city, state zip an employee of the Company ("Employee").
                                   BACKGROUND

     The Company desires to afford Employee an opportunity to purchase Class A Common Shares of the Company ("Class A Common Shares") as hereinafter provided, in accordance with the provisions of the 1997 Stock Option and Stock Grant Plan of the Company.

     NOW, THEREFORE, in consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto, intending to be legally bound hereunder, agree as follows:

    (1) Grant of Option. The Company hereby grants to Employee the right and option (hereinafter called the "Option") to purchase the Class A Common Shares as listed on certificate(s) which may be issued from time to time by the Company in the form of Exhibit A. The Option is in all respects limited and conditioned as hereinafter provided, and as provided in the 1997 Stock Option and Stock Grant Plan, as amended (the "Plan"), which is incorporated by reference and made a part hereof. It is intended that the Option(s) granted hereunder be Incentive Stock Options ("ISO's") meeting the requirements of the Plan and Section 422 of the Internal Revenue Code of 1986 as amended (the "Code").

    (2) Purchase Price. The purchase price of the Class A Common Shares covered by the Option(s) shall be stated upon the Certificate(s).

    (3) Term. The final day upon which each option may be exercised will be December _______ unless the Employee is no longer employed by the Company. If the Employee's employment is terminated by either part prior to December ______ the terminate date shall be three months after such termination of employment.

    (4) Exercise of Option. This Option may be exercised, in whole or in parts in cumulative increments on or after each Exercise Date as shown on the Certificate(s).

          Options that become exercisable in accordance with the foregoing shall remain exercisable, subject to the provisions contained in the Plan and in this Agreement, through the close of business on the Expiration Date shown on the Certificate(s).

          Page numbered in accordance with Rule 0-3(b). Page 15 of 17.


    (5) Method of Exercising Option. Subject to the terms and conditions of this Option Agreement and the Plan, the Option(s) may be exercised upon written notice to the Company, at its principal office, which is now located at 9000A Commerce Parkway, Mount Laurel, New Jersey 08054. Such notice shall state the election to exercise the Option and the number of shares with respect to which it is being exercised, shall be signed by the person or persons so exercising the Option, shall, unless the Company otherwise notifies Employee, be accompanied by the investment certificate referred to in Paragraph 6 hereof and shall be accompanied by payment of the full purchase price of such shares.

          The purchase price shall be paid in cash or by certified check, bank draft or postal or express money order, or in such other manner as may be permitted under the Plan. Following receipt of such notice and payment, the Company shall deliver a certificate or certificates representing the shares with respect to which the Option is so exercised. The certificate or certificates for the shares as to which the Option shall have been so exercised shall be registered in the name of the person or persons so exercising the Option (or, if the Option shall be exercised by Employee and if Employee shall so request in the notice exercising the Option, shall be registered in the name of Employee and Employee's spouse, jointly, with right of survivorship) and shall be delivered as provided above to or upon the written order of the person or persons exercising the Option. In the event the Option shall be exercised by any person or persons after the death of Employee, such notice shall be accompanied by appropriate proof of the right of such person or persons to exercise the Option. All shares that shall be purchased upon the exercise of the Option as provided herein shall be fully paid and non-assessable.

    (6) Shares to be Purchased for Investment. Unless the Company has theretofore notified Employee that a registration statement covering the shares to be acquired upon the exercise of the Option has become effective under the Securities Act of 1933 and the Company has not thereafter notified Employee that such registration is no longer effective, it shall be a condition to any exercise of this Option that the shares acquired upon such exercise be acquired for investment and not with a view to distribution, and the person effecting such exercise shall submit to the Company a certificate of such investment intent, together with such other evidence supporting the same as the Company may request. The Company shall be entitled to restrict the transferability of the shares issued upon any such exercise to the extent necessary to avoid risk of violation of the Securities Act of 1933, any applicable blue sky laws or of any rules or regulations promulgated thereunder. Such restrictions may, at the option of the Company, be noted or set forth in full on the share certificates.

          Restrictions on Transferability of Option. The Option shall not be assignable or transferable other than by will or the laws of descent and distribution and shall be exercisable during Employee's lifetime only by him or her.

          Page numbered in accordance with Rule 0-3(b). Page 16 of 17.

     (8) Notice of Sale of Shares. If Employee shall transfer any shares which he or she receives upon the exercise of the Option within two years from the date on which the Option was granted to him or within one year from the date on which he or she exercises the Option, Employee shall promptly give the Company written notice thereof and shall provide the Company with such other information about the transfer as the Company shall reasonably request. The obligation of Employee to give such notice shall survive the exercise of the Option and delivery of the option shares to Employee by the Company.

          (a) Withholding of Taxes. The Company's obligation to deliver Shares upon the exercise of the Option shall be subject to applicable Federal, state and local tax withholding requirements.

          (b) Governing Law. This Agreement shall, to the maximum extent possible, be construed in accordance with the Code provisions concerning ISO's, and its interpretation shall other wise be governed by New Jersey law.

     IN WITNESS WHEREOF, the Company has caused this Option Agreement to be duly executed by its officers thereunto duly authorized, and Employee has hereunto set his or her hand and seal, all on the day and year first-above written.

                                                   AW COMPUTER SYSTEMS, INC.

             (CORPORATE SEAL)                By:________________________________

                                             Typed Name:________________________

                                             Title:_____________________________

Witness:                                     ___________________________________
                                             name
                                             Grantee

          Page numbered in accordance with Rule 0-3(b). Page 17 of 17.

                                                                    EXHIBIT 99-B


                                 [AW LOGO GRAPHIC]


THIS IS TO CERTIFY that on [Date] in accordance with the terms of AW Computer Systems, Inc. Inc's 1997 Stock Option and Stock Grant Plan, the Compensation Committee of the Board of Directors of AW Computer Systems, Inc. (the "Company") awarded an option to purchase [share] Class A Common Shares ("Shares") of the Company at a price of [price] per share to

                                     [NAME]
                                  ("Optionee")

The Stock Option referred to herein is subject to the provisions of the 1997 Stock Option and Stock Grant Plan and the Stock Option Agreement between AW Computer Systems, Inc. and Optionee dated as of [agreedate] and may be exercised by Optionee in whole or in partial cumulative increments until the close of business on [expiredate] as follows:

                SHARES                                  AFTER

               [shares]                                [datea]

               [shares]                                [dateb]

In witness whereof, I have hereunto affixed the Seal of AW Computer Systems, Inc. and the signature of a duly authorized Officer of the Corporation.

Dated this ____________ day of _______, 19___          _________________________
                                                       P. Michael Lutze
                                                       Secretary