Form 10QSB/A
period 1997-03-30
AW COMPUTER SYSTEMS INC
filed 1997-11-24
CIK 319037

Page Numbered in accordance with Rule 0-3(b). Page 1 of 17.
                   The Exhibit Index can be found on Page 13.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB/A-1

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

           Page numbered in accordance with Rule 0-3(b). Page 5 of 17.


                            AW COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


                                   (UNAUDITED)

                                                                    Nine Months

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

          Liquidity

          During the nine months ended September 30, 1997, working capital decreased $1.241 million to ($1.537 million) compared to ($323 thousand) at

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





                                                  AW COMPUTER SYSTEMS, INC.
                                                         (REGISTRANT)




DATE:    November 21, 1997                        /s/Charles Welch
                                                  Charles Welch
                                                  CEO/President




DATE:    November 21, 1997                        /s/Charles F. Trapp
                                                  Charles F. Trapp
                                                  Vice President, Finance
                                                  Principal Financial Officer

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

     NOW, THEREFORE, in consideration of the mutual covenants hereinafter set forth and for other good and valuable consideration, the parties hereto, intending to be legally bound hereunder, agree as follows:

    (1) Grant of Option. The Company hereby grants to Employee the right and option (hereinafter called the "Option") to purchase the Class A Common Shares as listed on certificate(s) which may be issued from time to time by the Company in the form of Exhibit A. The Option is in all respects limited and conditioned as hereinafter provided, and as provided in the 1997 Stock Option and Stock

Grant Plan (the  "Plan"),  which is  incorporated  by reference  and made a part hereof. It is intended that the Option(s) granted hereunder be Incentive Stock Options ("ISO's") meeting the requirements of the Plan and Section 422 of the Internal Revenue Code of 1986 as amended (the "Code").

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