Form 10KSB
period 1997-12-31
AW COMPUTER SYSTEMS INC
filed 1998-04-30
CIK 319037

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-KSB

           [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to _________________ to _________________

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past ninety days. Yes X No ____

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

Issuer's revenues for its most recent fiscal year:   $1,151,256

As of April 9, 1998, the aggregate market value (based on the average closing bid and asked quotations) of the 5,379,733 Class A Common Shares held by non-affiliates of the Company was approximately $215,000 and a total of 6,670,567 Class A Common Shares of the Company were issued and outstanding.

Documents Incorporated by Reference:
See Item 13 - Exhibits, Financial Statements and Reports on Form 8-K.

                                     PART I

Item 1.  Business.

On March 10, 1998 AW Computer Systems, Inc., a New Jersey corporation, (the "Company" or "AW") announced that it was discontinuing operations. The company's efforts to obtain long term financing have not been successful nor has the Company been able to increase the sales of its products. There can be no assurance that the Company will be able to resume its' operations. See Item 6 - Management Discussion and Analysis of Financial Condition and Results of Operations.

Since its inception in 1973, AW has provided retailers with custom-designed, high-performance, computer-based systems to upgrade their Point-of-Sale ("POS") operations. AW has developed two new products to provide additional functionality to POS systems. These products are the Checker Productivity Analyzer ("CPA") and the Wizard of POS ("Wizard"). Historically, AW's products integrate a wide variety of POS terminals into the current store's computer systems offered by the three largest POS system manufacturers in the United States. AW had established relationships with the IBM Corporation ("IBM"), NCR Corporation ("NCR"), and Fujitsu-ICL Systems, Inc. ("FJ-ICL") to provide interfaces with their new POS systems, known as the 4690 Store System for IBM, UNITY for NCR, ISS400 for FJ-ICL, and existing popular cash registers. The ability of the Company's personnel to produce de novo interface hardware and software, customized to retailers' requirements, is a critical factor in successful operations.

The Company's  target market  includes  nation-wide  chains of retail stores and supermarkets. Because of the large size of these customers relative to the Company, many of the Company's contracts for sale of its proprietary hardware and licensing of its proprietary software comprise a significant portion of the Company's revenues in any given year. For example, in 1997, revenue from three customers accounted for 82% of total revenue (see Notes to Financial Statements).

         Products.

         AW has developed two products to provide additional functionality to POS systems. They are the Checker Productivity Analyzer ("CPA") and the Wizard of POS ("Wizard") Family of Products, specifically the Tutor, Eureka and Scrolling Receipt and Merchandiser.

         The CPA Project was developed under contract and completed on December 31, 1997 with a large supermarket chain. That contract did not include any guaranteed minimum purchase. The Company has received an order to install eleven
(11) CPA systems for that supermarket chain. Notwithstanding the successful installation of two systems, the Company's customer cancelled their purchase order with AW on March 9, 1998 and on the same date advised the Company that it was unwilling to enter into a second order that was necessary in order for the Company to raise additional capital. At that time, the Company determined to discontinue its' operations.

         The CPA system protects supermarkets against losses due to theft and inaccuracies at the checkout counter. It is real-time security system that interfaces with the POS system "listening to" register transactions as they are transmitted over the register loop. Scanned or keyed information is used to obtain product descriptions that are known to the system and stored in memory. The system consists of cameras strategically mounted above the checkout counters and AW's proprietary software. Visual images of products and shopping carts are captured by cameras at the checkstand and converted to a form that enables comparison with the known product and cart descriptions. When the system determines there is a mismatch between camera data and database representations of the product or cart descriptions, an "event" is declared. An event is the recognition by the CPA system of the occurrence at a checkout station or lane that deviates from the established norm. (The CPA system differs from that of normal security systems in the fact that it records abnormal actions events only; most security systems record everything, prompting the store manager to view hours of video tape in the hope of finding evidence of fraud). An event is usually reported by an "alert", which is defined as a signal to prompt the checker to check the non-empty cart, print a message on the register journal printer, write a description of the event to the CPA Controller Log and save video as specified, and/or to lock the register until a manager override is performed. Alerts are specified by the store manager in any combination for any detected event or no alerts need be specified (e.g. while a cashier is training).

         Currently, CPA's supermarket database typically contains 55,000 items. The full storage requirement is approximately 350-600 megabytes. The database is dynamic, always "learning" new images as presented to the system.

         The Company has received a purchase order to install eleven (11) CPA systems for a supermarket chain. Notwithstanding the successful installation of two systems, the Company's customer cancelled their purchase order with AW on March 9, 1998 and on the same date advised the Company that it was unwilling to enter into a second order that was required in order for the Company to raise additional capital. At that time the Company determined to discontinue operations.

         The AW Wizard of POS Family of Products ("Wizard"), specifically the Tutor, Eureka, and Scrolling Receipt and Merchandiser bring the familiarity of Microsoft's graphical Windows environment to the retail POS operation. Unlike existing graphical POS systems that demand total replacement of a retailers hardware and software, the Wizard adds graphical capability to existing environments.

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

         AW's Scrolling Receipts & Merchandiser application provides timely and readable information to customers concerning their purchases at the time of check-out. An electronic scrolling receipt is displayed at the register to customers on the AW Wizard screen while merchandising messages of the retailer are simultaneously presented on the same display. This Wizard application also enables you to use PC-compatible thermal printers with your front-end POS system to print clean customer receipts. The Company also presently derives additional revenue from contract programming to provide system enhancements and maintenance agreements covering all of AW's POS systems.

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

         Customers and Markets.

         On March 10, 1998 AW Computer Systems, Inc., a New Jersey corporation, (the "Company" or "AW") announced that it was discontinuing operations. The company's efforts to obtain long term financing have not been successful nor has the Company been able to increase the sales of its products. There can be no assurance that the Company will be able to resume its' operations. See Item 6 Management Discussion and Analysis of Financial Condition and Results of Operations.

         The Company marketed the Checker Productivity Analyzer to the supermarket grocery industry. The Company had installed the system in a pilot store and received an order for eleven (11) additional systems at a major supermarket grocery chain. Two of the eleven (11) systems were installed prior to the Company being advised of the customer's cancellation of the purchase order for the eleven stores.

         The Company offered its Wizard of POS to three segments of the retailer market: 1) large general merchandise retailers, 2) large discount retail operators, and 3) supermarket grocery stores. In general, the Company's POS systems are attractive to any retailer with a large number of stores or a large number of checkout counters.

         The Company's business historically centered on a small number of large clients in any given year. See Note 5 of Notes to Financial Statements for information concerning the most recent two years. In 1997, revenues included a concentration of 82% attributed to three customers. The Company has derived substantially all of its revenues from North America during the last two years.

         Customer Backlog.

         At April 9, 1998, the total amount of the Company's firm orders for delivery within one year for systems, maintenance services, hardware, and software was $0, compared to a total of approximately $570,000 at March 25, 1997.

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

         Marketing.

         The Company marketed its products through its own personnel from its offices in Mount Laurel, New Jersey to its customers and prospects. The Company does not offer financing or leasing for its systems, nor is such a program contemplated.

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

         Research and Development.

         The  Company   operated  in  an  industry  that  is  subject  to  rapid
technological change. The Company's ability to compete depends upon, among other things, its ability to offer its customers state-of-the-art computer systems.

         The Company protected its investment in software through use of unregistered copyrights and by reliance on trade secrecy laws. The Company's use of custom application specific integrated circuits ("ASIC") and programmable array logic chips ("PAL") presents technological barriers to unauthorized copying of the Company's products. The Company requires all technical personnel to sign nondisclosure agreements with respect to the Company's products. There can be no assurance that others will not unauthorizedly copy the Company's products despite these protective devices. The Company believes that the most effective protection of its trade secrets is rapid development of improved hardware and software which makes use of the latest technology.

         Employees.

         On April 9, 1998, the Company employed 3 full-time persons: 3 in sales, management, and administration; compared to the 30 full-time persons employed at March 22, 1997 (7 in sales, management, and administration; 4 in hardware design and production; and 19 in software development and production). None of the Company's employees is represented by a labor union. As a result of the Company's inability to obtain long term financing and to increase sales, the Company was required to reduce its workforce from 30 to 3.

Item 2.  Properties.

         The Company leases its administrative offices and sales and programming facilities (containing approximately 30,000 square feet of space) in Mount Laurel, New Jersey. The Company pays approximately $27,000 per month, including its share of taxes, insurance and other expenses customarily borne by a tenant under a "net" lease, which has been extended to March 15, 1999. The Company does not own, and leases no other, real property. The Company believes that its facilities are satisfactorily maintained.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

         The following table shows the quarterly range of prices for the Company's Class A Common Shares, as reported by the National Association of Securities Dealers Automated Quotation system for the period January 1, 1996 through December 31, 1997. Prices shown represent actual trades.

                                                   High           Low

First Quarter 1997                                 1 5/16          7/8
Second Quarter 1997                                1 11/16          1/2
Third Quarter 1997                                  1 1/4         9/16
Fourth Quarter 1997                                1 7/16         9/16

First Quarter 1996                                   4 1/2          9/16
Second Quarter 1996                                3 13/16          2
Third Quarter 1996                                  3 1/8           1
Fourth Quarter 1996                                1 5/16           1


         The Company's Class A Common Shares are listed on the Over-the-Counter ("OTC") Electronic Bulletin Board since August 28, 1996 and on April 4, 1998 the "bid price" was $.04 per share. Prior to that August 28, 1996, the shares were listed on the NASDAQ National Market Systems.

      Holders. On April 9, 1998, there were approximately 260 holders of Class A Common Shares, including holders of record and participants in security position listings.

     Dividends. The Company has not paid any cash dividends on its Common Shares. The Company's credit agreements, with its bank, prohibit the payment of dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations.

         On March 10, 1998 AW Computer Systems, Inc., a New Jersey corporation, (the "Company" or "AW") announced that it was discontinuing operations. The company's efforts to obtain long term financing have not been successful nor has the Company been able to increase the sales of its products. There can be no assurance that the Company will be able to resume its' operations.

         AW's ability to continue as a going concern is dependent on the receipt of a significant capital investment and an order or orders for the Company's Wizard of POS and/or the CPA system. During 1997, in order to raise funds for the continued development of the CPA product and for the support of ongoing operations, certain officers and directors of the Company and other individuals purchased a total of 8,947 shares of Series A 10% Redeemable Preferred Stock and Warrants for $894,700. The Company expects that its existing capital resources may enable it to maintain operations beyond the first quarter of 1998. Thereafter, the Company will need to raise substantial, additional capital to resume operations. There can be no assurance that the Company will be able to resume operation.

         Most all customer system installations are contingent upon successful test store or pilot implementations, therefore, the backlog of total revenues from a customer project cannot be considered firm until the pilot has been accepted by the customer. At April 9 1998, AW had a backlog of firm orders for delivery within one year of $0 compared to $570,000 at March 25, 1997.

      The CPA Project was developed under contract with a large supermarket chain, which does not include any guaranteed minimum purchase. The Company has received an order for eleven (11) systems and they are currently being installed. Notwithstanding the successful installation of two systems, the Company's customer cancelled their purchase order with AW on March 9, 1998 and on the same date advised the Company that it was unwilling to enter into a second order that was required in order for the Company to raise additional capital. At that time the Company determined to discontinue operations.

      The CPA  system  protects  supermarket  against  losses  due to theft  and inaccuracies at the checkout counter. The system consists of cameras strategically mounted above the checkout counters and AW's proprietary software. The CPA system employs vision technology to interact visual images and relate them to the transaction being processed at the cash register. The Wizard brings the familiarity of Microsoft's graphical Windows environment to the retail POS operation. Unlike existing graphical POS systems that demand total replacement of a retailer's hardware and software, the Wizard adds graphical capability to existing environments. The Eureka version is an electronic product flip chart that displays digital images of the produce or products in a grocery or retail store. The Scrolling Receipt and Merchandiser version provides a readable detailed receipt to customers concerning their purchases at the time of check-out.

      The Company has lost money for the past three years and discontinued operations on March 10, 1998. The Company has paid operating expenses during the past years with funds raised from the sale of common stock, redeemable preferred stock and borrowed funds. AW's ability to restart operations is dependent on the successful completion of future financings and the ability to attract key personnel.

         Revenues.

             1997.

             In 1997 revenue increased $151,000 to $1,151,000 from $1,000,000 in
1996. The increase in sales was primarily the result of completing the CPA contract. Software revenue, maintenance fees and contract programming also contributed to the 1997 revenue and were approximately the same as 1996.

             The CPA Development Contract incurred costs in excess of its $1,700,000 contractual budget and the Company recognized a loss of $777,000 on the contract in 1997. Under the terms of this contract with a well established supermarket chain, ownership of the products will be transferred to the contract partner while exclusive marketing rights remain with AW.

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

         Costs.

             1997.

             The Company incurred direct cost in excess of revenues primarily from the costs related to the completion of the CPA contract. The Company recognized a loss of $777,000 on the contract in 1997.

             1996.

             The Company incurred direct cost in excess of revenues primarily from the costs related to the development contract for the CPA contract. The Company recognized a loss of $1,104,000 on the contract in 1996 including a loss provision of $400,000.

         Expenses.

             1997.

             The Selling, General and Administrative expenses decreased $933,000, or 29.4%, mainly because of a reduction in the number of employees, reduced salaries for the remaining employees, and reduced occupancy expenses from the sublet of excess office space.

             1996.

             Selling, General and Administrative expenses increased $206,000, or 6%, in 1996 as compared to 1995 due primarily to increased employee compensation and related expenses.

         Research and Development.

         The data processing industry is characterized by rapid technological advances. The Company spent $46,000 and $111,000 on development for 1997 and 1996, respectively.

         Operating Results.

             1997.

             Costs incurred in excess of contract revenues for the CPA project caused expenses to exceed revenue causing a negative gross profit of approximately $534,000. After Selling, General and Administrative expenses, Development expenses and Interest expenses, the loss before and after taxes was approximately $3,001,000. The Company anticipates that losses will continue until such time, if ever, that it can generate sufficient revenues from the sale of products to cover operating costs.

             1996.

             Costs incurred in excess of contract revenues for the CPA project caused expenses to exceed revenue causing a negative gross profit of approximately $419,000. After Selling, General and Administrative expenses, the loss before and after taxes was approximately $3,862,000.

         Financial Position and Capital Resources.

         On March 10, 1998 AW Computer Systems, Inc., a New Jersey corporation, (the "Company" or "AW") announced that it was discontinuing operations. The company's efforts to obtain long term financing have not been successful nor has the Company been able to increase the sales of its products. At April 9, 1998 the Company has $29,000 in cash $2,000,000 in Liabilities and $100,000 in Assets.

         In 1997, operations were funded by the sale of Preferred Stock and Loans because cash flow generated from operations were not sufficient to sustain the Company. AW's needs for cash arise principally from salaries, sales and marketing expenses, research and development expenses and occupancy expenses.

         During April and May of 1997, the Company raised $250,000 from the sale of 2,500 shares of Series A 10% Redeemable Preferred Stock and two year Warrants to purchase 500,000 Class A Common Shares for $.50 per share sold to a limited number of qualified investors, including certain officers and directors of the Company.

         On June 28, 1997, the Company consummated an exchange with an investor group, including certain officers and directors of the Company. The investor group purchased the Company's Bank Debt and exchanged $474,900 of secured debt and $22,000 of accrued interest for 3,822 shares of Series A 10% Redeemable Preferred Stock, two year Warrants to purchase 764,400 Class A Common Shares for $.50 per share and a $45,000 cash payment. The exchange resulted in a gain of $69,700 and was recorded as Additional Paid-in Capital.

         In December of 1997, the Company raised $262,500 from the sale of 2,625 shares of Series A 10% Redeemable Preferred Stock and two year Warrants to purchase 787,500 Class A Common Shares for $.40 per share sold to a limited number of qualified investors, including certain officers and directors of the Company.

         During 1997, working capital decreased $1,164,000 to $(1,487,000) as compared to $(323,000) at December 31, 1996. Current assets decreased $970,000 due to decreases in cash, cost and estimated earnings in excess of billings on uncompleted contracts, inventory, and prepared assets of $803,000, $200,000, $47,000, and $10,000, respectively, offset by an increase in accounts receivable of $100,000. Current liabilities increased $194,000 due to an increase in notes payable of $773,000, customer deposits $100,000 and accrued compensation of $193,000 offset by decrease of $475,000 in the line of credit, $408,000 in accrued contract costs, $62,000 in accrued liabilities and $16,000 in other liabilities.

         Cash and cash equivalents necessary to operate at the Company's current capacity beyond the first quarter of 1998 will be dependent on the successful completion of financing to provide working capital.

         The results of operations in 1997 have affected the Company's debt to equity relationship as can be seen in the following table:

                                     1997        1996       1995       1994
                                     ----        ----       ----       ----

Total liabilities                 $ 1,936,823 $1,776,965  $1,807,797 $1,809,775

Total Shareholders' equity
 (deficit)                        $(1,248,044)$  817,732  $2,086,456 $4,074,047

Total liabilities divided by
      shareholders' equity                N/A       2.17        0.87       0.44

         Liquidity.

         The Company requires significant working capital in order to be able to restart operations in 1998. Such resumption of operations will be dependent on the Company securing external financing and on the successful sale of either the CPA Product or the Wizard Product.

         In order to raise funds for the continued development of the CPA product and for the support of ongoing operations, certain officers and directors of the Company and other individuals purchased a total of 8,947 shares of Series A 10% Redeemable Preferred Stock and warrants for $894,700 during 1997. Dividends are payable in cash or in additional shares of Series A 10% Redeemable Preferred Stock, at the discretion of the Board of Directors. All dividends paid during 1997 were paid with shares of Preferred Stock except fractional shares, which were paid in cash.

         During April and May of 1997, the Company raised $250,000 from the sale of 2,500 shares of Series A 10% Redeemable Preferred Stock and two year Warrants to purchase 500,000 Class A Common Shares for $.50 per share.

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

         In December 1997, the Company raised $262,500 from the sale of 2,625 shares of Series A 10% Redeemable Preferred Stock and two year Warrants to purchase 787,500 Class A Common Shares for $.40 per share sold to a limited number of qualified investors, including certain officers and directors of the Company.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None

                                    PART III
                             EXECUTIVE COMPENSATION

Summary Compensation
The following table sets forth a summary of the aggregate compensation earned for services rendered in all capacities to the Company during the years 1995 through 1997 by the Chief Executive Officer, and by each of the three other most highly compensated executive officers earning over $100,000 in 1997 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                             Long-Term Compensation1
                                                      Awards      Payouts
                                          Other                            All
                                         AnnualRestricted       Long-Term Other
    Name and       Fiscal                Compen- Stocks NumberofIncentiveCompen-
Principal Position  Year  Salary   Bonus sation2 Awards Opitons  Payoutssation3

Charles J. McMullin 1997 $140,0004   -- $ 6,560    --  $250,000     --  $2,060
Chairman and Chief  1996 $140,000    -- $ 7,073    --   100,000     --  $2,060
Operating Officer   1995 $140,000    -- $ 7,750    --    25,000     --  $2,152

Charles Welch       1997 $168,1505   -- $ 4,023    --        --     --  $1,146
President and Chief 1996 $168,150    -- $ 3,782    --        --     --  $3,831
Executive Officer   1995 $168,150    -- $15,400    --    10,000     --  $3,105

Charles F. Trapp    1997 $120,0006   --   5,304    --   150,000     --  $3,000
Vice President,     1996 $ 41,153    -- $ 2,235    --    60,000     --  $3,000
  Finance

P. Michel Lutze     1997 $137,2307   --      --    --       --      --     --
Vice President      1996 $126,800    -- $ 3,759    --       --      --     --
                    1995 $126,800    -- $16,450    --   12,500      --     --

(1) During three years, 1995 through 1997, no Named Officer received stock appreciation rights, restricted stock awards or Long-Term Incentive Plan payouts.
(2) Other Annual Compensation includes the following:
     For Mr. McMullin:  in 1997,  $6,560  automobile  benefit;  in 1996,  $7,073 automobile benefit; and in 1995, $7,750 automobile benefit.
     For Mr.  Welch:  in  1997,  $4,023  automobile  benefit;  in  1996,  $3,782 automobile benefit; and in 1995, $6,150 gain on exercise of options and $9,250 automobile benefit.
     For Mr.  Trapp:  in 1997,  $5,304  automobile  benefit and in 1996,  $2,235 automobile benefit.
     For Mr. Lutze: in 1997, $0 automobile benefit; in 1996, $3,759 automobile benefit; and in 1995, $8,200 gain on exercise of options and $8,250 automobile benefit.
(3) All Other Compensation is comprised of life insurance premiums paid on behalf of the respective individuals.
(4)  Includes  $45,000 of  deferred  salary.
(5)  Includes  $88,150 of deferred salary.
(6)  Includes  $20,000 of  deferred  salary.
(7)  Includes  $44,850 of deferred salary.

                           STOCK OPTION GRANTS IN 1997


     Name and              Options    Options GrantedExercise   Expiration
Principal Position         Granted     To Employees    Price       Date

Charles J. McMullin         250,000        21.5%     $   .65    April 6, 2002
Chairman and Chief
Operating Officer

Charles F. Trapp            150,000        12.9%     $   .65    April 2, 2002
Vice President, Finance

Exercise of Stock  Options and Aggregate  Outstanding  Stock Options at December
31, 1997 The following table sets forth information concerning stock options which were exercised during 1997 by the Chief Executive Officer and the other Named Officers and the amounts of their respective unexercised options as of December 31, 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END OPTIONS

                                    Number of
                             Shares Value of In-the-
                                                    Underlying        Money
                                                    Unexercised    Unexercised
                                                    Options at     Options at
                                                     12/31/97       12/31/97
   Name and            Shares Acquired             Exercisable/   Exercisable/
Principal Position       on ExerciseValue Realized Unexercisable  Unexercisable

Charles J. McMullin        - 0 -         - 0 -         435,000/0     --/--
Chairman and Chief
Operating Officer

Charles Welch              - 0 -        - 0 -         121,000/0      --/--
President and Chief
Executive Officer

Charles F. Trapp           - 0 -        - 0 -         210,000/0      --/--
Vice President, Finance


P. Michael Lutze
Senior Vice President      - 0 -        - 0 -         26,500/0       --/--

Bonus Plans
The Board of Directors adopted a bonus plan for Mr. Welch under which a varying percentage of the Company's net profits in a particular year are paid as an annual bonus if certain profit objectives established by the Board of Directors for that year are achieved. Under the plan now in effect, Mr. Welch would receive 2.5% of the first $99,999 of the Company's annual pre-tax profit, 3.75% of the next $100,000 of the Company's annual pre-tax profit and 5% of the Company's annual pre-tax profit in excess of $199,999. No bonus was paid under this plan for 1997.

On April 25, 1997, the Company and Charles J. McMullin renewed an employment agreement that provides for a term of employment of three years at an annual salary of $140,000 and a cash bonus of 1.25% of the first $99,999 of the net income of the Company before charges for officers' bonuses and income taxes ("EBOBAT"), 1.875% of the next $100,000 of EBOBAT and 2.5% of EBOBAT in excess of $200,000. No bonus was paid under this plan for 1997.

Since the organization of the Company in 1973, it has been the policy of the Company to award an annual bonus to the Company's officers and employees. The amount of the bonus awarded to an officer or employee in a particular year is discretionary and has been dependent upon the officer's or employee's level of performance during the year, his length of service with the Company, and the Company's earnings during the year. No discretionary bonuses were paid in 1997. Under the Company's current discretionary bonus arrangement, Messrs. McMullin and Welch are not eligible for discretionary bonuses. The Company may award discretionary bonuses for 1998 and subsequent years.

Employment Agreements
The Company has renewed an agreement with Mr. McMullin providing for his employment in an executive capacity from April 25, 1997 through April 24, 2000 at an annual minimum base salary of $140,000. If the employment of Mr. McMullin is terminated by the Company prior to the end of his employment term without cause, the Company will continue to pay Mr. McMullin his salary until the end of such term, his death, or his employment with another organization, at which time the Company shall be only obligated to pay Mr. McMullin the difference between his compensation from the new employer and his current compensation. During 1997, Mr. McMullin deferred receipt of $45,000 of salary.

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

During 1997, Mr. Welch deferred receipt of $88,150 of salary.

The Company has entered into an agreement with Mr. Trapp providing for his employment in an executive capacity from August 29, 1996 through August 28, 1999, at an annual minimum base salary of $120,000. The agreement requires that this minimum base salary be adjusted annually during the second and third years of the contract to reflect the average percentage salary increase awarded other senior and executive employees of the Company during the preceding twelve months. If the employment of Mr. Trapp is terminated by the Company prior to the end of his employment term without cause, the Company will continue to pay Mr. Trapp his salary until the end of such term, or the date on which he begins competing with, or begins working for an organization which competes with the Company.
During 1997, Mr. Trapp deferred receipt of $20,000 of salary.

The Company has entered into an agreement with Mr. Lutze providing for his employment in an executive capacity from February 15, 1996 through February 14, 1999 at an annual minimum base salary of $126,800. If the employment of Mr. Lutze is terminated by the Company prior to the end of his employment term without cause, the Company will continue to pay Mr. Lutze his salary until the end of such term, his death, or his employment with another organization, at which time the Company shall be only obligated to pay Mr. Lutze the difference between his compensation from the new employer and his current compensation. During 1997, Mr. Lutze deferred receipt of $44,850 of salary. Mr. Lutze resigned as Vice President December 1, 1997.

                                    PART IV

Item 13. Exhibits, Financial Statements and Reports on Form 8-K.

         (a) The following documents are filed as a part of this report:

              (1) Financial Statements:

                  A.   Reports of Independent Accountants.

                  B. Consolidated Statements of Operations for the Two Years Ended December 31, 1997.

                  C. Consolidated Statement of Assets and Liabilities in Liquidation, December 31, l997.

                  D.   Consolidated   Statement   of   Changes   in  Net  Assets
                       (Liabilities) Liquidation Basis for the period ended December 31,1997.

                  E. Consolidated Statements of Shareholders' Equity (Deficit) for the Two Years Ended December 31, 1997.

                  F. Consolidated Statements of Cash Flows for the Two Years Ended December 31, 1997.

                  G.   Notes to Consolidated Financial Statements.

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

               21       Subsidiaries of the Registrant.

               27 Financial Data Schedules, electronically filed, as per Regulation SB.

               (b) No reports on Form 8-K were filed by the Company during the last quarter of 1997.

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors of AW Computer Systems, Inc.

            We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit), and cash flows of AW Computer Systems, Inc. and its subsidiary for each of the two years in the period ended December 31, 1997. In addition, we have audited the accompanying consolidated statement of assets and liabilities in liquidation of AW Computer Systems, Inc. and its subsidiary as of December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We  conducted  our  audits in  accordance  with  generally  accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            As described in Note 1 to the financial statements, liquidation of the Company appears imminent. Accordingly, the Company has changed its basis of accounting as of December 31, 1997 from the going concern basis to the liquidation basis.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, and changes in shareholders' equity (deficit), and cash flows of AW Computer Systems, Inc. and its subsidiary for each of the two years in the period ended December 31, 1997, and their consolidated net assets and liabilities on a liquidation basis as of December 31, 1997, in conformity with generally accepted accounting principles applied on the bases of accounting described in the preceding paragraph.






                                          /s/Moore Stephens, P.C.
                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants

Cranford, New Jersey
March 17, 1998

AW COMPUTER SYSTEMS, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
GOING CONCERN BASIS
------------------------------------------------------------------------------



                                                                 Years ended
                                                                 December 31,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

Revenues                                                   $1,151,256   $ 1,000,319

Cost of Revenues                                            1,685,117     1,420,089
                                                           ----------   -----------

  Gross Loss                                                 (533,861)     (419,770)
                                                           ----------   -----------

Expenses:
  Selling, General and Administrative                       2,367,230     3,300,394
  Development                                                  45,681       111,028
  Interest                                                     76,633        69,536
                                                           ----------   -----------

  Total Expenses                                            2,489,544     3,480,958
                                                           ----------   -----------

Other Income                                                   22,542        38,865
                                                           ----------   -----------

Loss Before Income Taxes                                   (3,000,863)   (3,861,863)

Income Tax Benefit                                                 --            --
                                                           ----------   -----------

  Net Loss                                                 $(3,000,863) $(3,861,863)
                                                           ===========  ===========

Basic Loss Per Share Computation:
  Net Loss                                                 $(3,000,863) $ 3,861,863)
  Preferred Stock Dividend Requirements                        42,916            --
                                                           ----------   -----------

  Net Loss Available to Common Stockholders                $(3,043,779) $(3,861,863)
                                                           ===========  ===========

  Basic Loss Per Share                                     $     (.46)  $      (.71)
                                                           ==========   ===========

  Average Common Shares Outstanding                         6,670,567     5,458,978
                                                           ==========   ===========



The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

 AW COMPUTER SYSTEMS, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES IN LIQUIDATION AS OF DECEMBER 31, 1997.
------------------------------------------------------------------------------




Assets:
  Cash and Cash Equivalents                                             $   106,938
  Accounts Receivable, Less Allowance for Doubtful Accounts
   of $51,465                                                               178,826
  Property and Equipment                                                     40,000
  Other Assets                                                               23,861
                                                                        -----------

  Total Assets                                                              349,625

Liabilities:
  Note Payable - Related Party                                              773,750
  Note Payable - Related Party                                               95,448
  Customer Deposits                                                         100,000
  Accounts Payable                                                           91,968
  Accrued Liabilities                                                       664,825
  Accrued Compensation                                                      370,798
  Deferred Compensation Payable                                             173,578
  Other Liabilities                                                          25,556
                                                                        -----------

  Total Liabilities                                                       2,295,923

Commitments and Contingencies                                                    --

Redeemable Preferred Stock                                                  913,700

  Net Liabilities - Liquidation Basis                                   $(2,859,998)
                                                                        ===========



The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

AW COMPUTER SYSTEMS, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------



                                                            Class A Common Stock
                                                             Number
                                                            of Shares      Amount


  Balance - December 31, 1995                               4,467,544   $    44,676

Issuance of Stock Grants                                       30,000           300
Exercise of Stock Options                                     212,500         2,125
Private Placement                                           1,928,023        19,280
Non Cash Compensation                                              --            --
Common Stock Subscribed                                            --            --
Compensation Expense                                               --            --
Net Loss                                                           --            --
                                                           ----------   -----------

  Balance - December 31, 1996                               6,638,067        66,381

Issuance of Stock                                              32,500           325
Exercise of Preferred Stock for Debt                               --            --
Non Cash Compensation                                              --            --
Dividends on Redeemable Preferred
  Stock - $10 Per Share                                            --            --
Net Loss                                                           --            --
                                                           ----------   -----------

  Balance - December 31, 1997                               6,670,567   $    66,706
                                                           ==========   ===========

                                             (Table Continues on Following Page)



The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

AW COMPUTER SYSTEMS, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------


(Table Continued from Pervious Page)


                                                         Stock
                             Additional    Retained  Subscription               Total
                               Paid-in     Earnings    Related    Deferred  Stockholders'
                               Capital     (Deficit)    Party  Compensation   Equity

  Balance - December 31,
   1995                       $1,895,992 $   181,354  $      -- $ (35,566) $ 2,086,456

Issuance of Stock Grants          33,450          --         --        --       33,750
Exercise of Stock Options        201,594          --         --        --      203,719
Private Placement              2,189,166          --         --        --    2,208,446
Non Cash Compensation            111,658          --         --        --      111,658
Common Stock Subscribed               --          --    (95,000)       --      (95,000)
Compensation Expense                  --          --         --    35,566       35,566
Net Loss                              --  (3,861,863)        --        --   (3,861,863)
                              ---------- -----------  --------- ---------  -----------

  Balance - December 31, 1996  4,431,860  (3,680,509)   (95,000)       --      722,732

Issuance of Stock                 33,915          --         --        --       34,240
Exercise of Preferred Stock
 for Debt                         69,720          --         --        --       69,720
Non Cash Compensation             32,500          --         --        --       32,500
Dividend on Redeemable
 Preferred Stock - $10
 Per Share                            --     (20,073)        --        --      (20,073)
Net Loss                              --  (3,000,863)        --        --   (3,000,863)
                              ---------- -----------  --------- ---------  ----------

  Balance - December 31, 1997 $4,567,995 $(6,701,445) $ (95,000)$      --  $(2,161,744)
                              ========== ===========  ========= =========  ===========



The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

AW COMPUTER SYSTEMS, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
GOING CONCERN BASIS
------------------------------------------------------------------------------

                                                                 Years ended
                                                                 December 31,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

Cash Flows from Operating Activities:
  Net Income (Loss)                                       $(3,000,863)  $(3,861,863)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by (Used for) Operating Activities:
   Depreciation and Amortization                              229,879       299,958
   Amortization of Unearned Compensation                           --        35,566
   Provision for Doubtful Accounts                             11,498       (70,162)
   Provisions for Inventory                                        --        57,366
   Non Cash Compensation                                       32,500       145,408
   Gain on Capital Disposition                                     --        (4,127)
   Computer Software Expensed                                 669,351            --
   Adjustment to Liquidation Basis of Fixed Assets            228,836            --
   Liquidation Basis Adjustments                             (698,254)           --

   Decrease (Increase) in:
     Accounts Receivable                                     (111,944)      596,740
     Costs and Estimated Earnings on Uncompleted Contracts    200,015       258,222
     Inventories                                               56,589       400,836
     Income Taxes Receivable                                       --       280,445
     Prepaid Expenses and Other Assets                         40,301        50,281

   Increase (Decrease) in:
     Accounts Payable                                         (55,227)     (144,675)
     Accrued Liabilities                                      445,454       134,856
     Accrued Costs                                           (408,406)       75,753
     Customer Deposits                                         50,000            --
     Other Current Liabilities                                (16,199)       (9,302)
     Accrued Compensation                                     193,436       105,378
     Pension Costs                                             11,070        27,250
                                                           ----------   -----------

  Net Cash  (Used in) Operating Activities                 (2,121,964)   (1,622,070)
                                                           ----------   -----------

Cash Flows in Investing Activities:
  Capital Expenditures                                         (5,663)     (147,808)
  Capital Disposals                                            18,527         9,592
  Computer Software Capitalized                                    --      (305,725)
                                                           ----------   -----------

  Net Cash Provided by (Used in) Investing Activities          12,864      (443,941)
                                                           ----------   -----------

Cash Flows Financing Activities:
  Borrowings (Payments):
   Proceeds from Note Payable - Related Party                 773,750            --
   Line of Credit                                                  --        20,368
   Issuance of Preferred Stock                                534,500            --
   Payments on Long Term Debt                                 (45,000)     (225,000)
   Lease Obligations                                               --       (15,460)
   Advances - Related Party Loans                                  --       (55,000)
   Issuance of Common Stock                                    34,240     2,412,164
   Dividends Paid on Redeemable Preferred Stock                (1,073)           --
                                                           ----------   -----------

  Net Cash Provided by Financing Activities                 1,296,417     2,137,072
                                                           ----------   -----------

  Increase (Decrease) in Cash and Cash equivalents           (812,683)       71,061

Cash and Cash Equivalents - Beginning of Years                919,621       848,560
                                                           ----------   -----------

  Cash and Cash equivalents - End of Years                 $  106,938   $   919,621
                                                           ==========   ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

                                         24

AW COMPUTER SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
------------------------------------------------------------------------------


1.   Basis of Presentation:

        Description of Business:

        Historically, AW Computer Systems, Inc. and its wholly-owned subsidiary (the "Company") is in the business of developing and marketing specialized computer-based POS systems consisting of proprietary hardware and software. The Company derived revenues from selling the hardware and installing the software for licensed use by clients. Because of rapid technological advances in the computer systems upon which the Company based its products and the changing needs of customers, new software and hardware must constantly be developed in order to deliver products that use the current industry standard equipment. Substantially all of the Company's revenues come from the retail sector of the economy and its customers are located throughout the United States.

        Going Concern and Liquidation Basis:

        As a result of the Company's significant recurring net losses and its inability to obtain debt or equity financing needed to continue operations, the Company cannot be classified as a going concern. At March 10, 1998, the Company decided to adopt liquidation basis accounting. The accompanying consolidated statement of assets and liabilities in liquidation as of December 31, 1997 have been prepared using that basis.

        It is not presently determinable whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors agree to accept in any settlement of the obligation due them will differ materially from the accompanying financial statements.

        Adjustments of Estimated Values

        The following assets have been reduced to liquidation values:

                                             Historical     Estimated
                                               Basis     Liquidation Value

        Prepaids                             $  25,552     $        0
        Inventories                              9,766              0
        Property and Equipment, net            268,836         40,000
                                             ---------     ----------

           Total                             $ 304,154     $   40,000
                                             =========     ==========

        The Company estimates liquidation costs to approximate $434,100 and these costs have been accrued for as of December 31, 1997.

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

        Property and Equipment:

        The carrying amount of property and equipment was adjusted from a historical basis to reflect the amount of cash expected from their realization and settlement. When assets are sold, the related cost and accumulated depreciation are removed from the accounts and any gain or loss from such disposition is included in operations. Leasehold improvements are capitalized and amortized over the term of the lease.

        Computer Software:

        Costs incurred subsequent to establishment of technological feasibility to produce the finished product are capitalized. Maintenance and upgrades are expensed as incurred.

        During 1997, the Company expensed $669,351 of software costs previously capitalized because the product failed to generate revenue since being developed.

        Capitalized software costs are amortized using the straight-line method over the estimated economic life of the product. Amortization expense of computer software costs was $0 in 1997 and 1996. Costs capitalized prior to 1995 have been fully amortized as of 1995. The following is a table as of December 31, 1997.

        Computer Software                   $ 1,780,521
        Accumulated Amortization            (1,111,170)
        Write Off                             (669,351)
                                            ----------

           Computer Software, Net           $        0
                                            ==========

           Impairment:

           Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

           Stock Options Issued to Employees:

           The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996 for financial statement note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Boards ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

           Depreciation and Amortization:

           Property   and   equipment  is   depreciated   or  amortized  on  the
           straight-line method over the estimated useful lives of the assets (ranging from five to seven years).

           Income Taxes:

           Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

           Net Loss Per Class A Common Share:

           The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 31, 1997, have been calculated in accordance with SFAS No. 128. SFAS No. 128 did not have an effect on the loss per share calculations for the year ended December 31, 1996.

           SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period.

           Net Loss Per Class A Common Stock [Continued]

           SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

           The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

           Advertising:

           Advertising Costs which are immaterial are expensed as incurred.

           Concentration of Credit Risk:

           The Company sells primarily to customers in the retail industry throughout the United States. The financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents and accounts receivable. To reduce credit risk, the Company performs a credit evaluation of its customers' financial conditions and has generally short payment terms. The Company does not require collateral on its accounts receivable and its losses on accounts receivable have been within management's expectations. The Company maintains its cash and cash equivalents primarily in two financial institutions. At December 31, 1997, the Company had no credit risk related to cash and cash equivalents.

3.   Statement of Cash Flows:

     Supplemental disclosure of cash flow information:

     Cash paid during the years for:
                                          1997          1996
                                          ----          ----

     Interest                          $  55,043     $   64,994
     Taxes                             $      --     $       --


     Supplemental disclosure of non-cash investing and financing activities:

                                              1997          1996
                                              ----          ----

     Issuance of stock grants               $     --     $   33,750
     Issuance of common stock for
        Notes receivable                          --         95,000
     Issuance of Preferred Stock in
        Satisfaction of Line of Credit       429,920             --
     Preferred Dividends Paid in Preferred
        Stock                                 19,000             --

4.   Contracts Requiring Development:

     The fixed price contracts by which the Company recognizes revenues frequently involve development of new software programs and/or hardware components. The Company retains ownership of the products developed under most of these contracts. Revenues and costs recognized under these contracts have been:

                                         1997           1996
                                         ----           ----

     Contract revenues                 $ 192,000    $   88,000
     Cost of contract revenues         $ 969,000     1,003,980

     The Company has completed a contract to provide research and development to one of its major customers pursuant to an Application System Prototype Development Agreement (CPA Project). Through December 31, 1997, $1,770,000 and $4,470,000 have been recognized as revenues and cost under this Agreement, respectively. The Project has exceeded its $1,700,000 contractual budget and the Company has recognized a loss of $2,770,000 of which $1,020,000 and $1,353,000 have been recognized for the years ended December 31, 1997 and 1996, respectively. Under this Agreement, the Company retains sole marketing rights of the technology and is required to pay royalties.

5.   Major Customers:

     Information concerning major customers is as follows:


                                                        Revenues
       Year ended            Number of            attributable to each
      December 31,         major customers          major customer

          1997                Three         $461,000; $270,000; and $216,000
          1996                Three         $420,000; $320,000; and $130,000

6.    Income Taxes:

      The provision (benefit) for income taxes consists of the following:

                                  1997           1996
                                  ----           ----

      Current:
         Federal              $        --    $        --
         State                $        --             --
                              -----------    -----------

                                       --             --

      Deferred                         --             --
                              -----------    -----------

                              $        --    $        --
                              ===========    ===========

      Deferred tax assets (liabilities) comprised the following at December 31, 1997:

      Excess book over tax basis of
         property and equipment              $    39,042
      Excess tax over book basis of
         computer software                      (267,740)
      Excess book basis over tax basis of
         bad debt and inventory allowance         20,586
      Write down of Net Assets                   105,661
      Excess  book basis over tax basis of
         non-qualified defined pension            69,431
      Net operating loss carryforwards         2,718,000

      Deferred Tax Asset                       2,684,980
      Valuation allowance for deferred
       tax asset                              (2,684,980)

         Net Deferred Tax Asset              $        --
                                             ===========

       The Company has a net operating loss ("NOL") carry forward for federal tax purposes of $6,795,000 of which $801,000 expires in the year 2010 and $3,724,000 expires in the year 2011 and $2,270,000 expires in the year 2012. The valuation allowance of $2,684,980 represents an increase of $754,162 from the preceding year.

       Reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31, 1997 and 1996 is as follows:

                                      1997         1996

       Federal statutory rate         (34.0)%      (34.0)%
       State income tax rate, net of
         federal income tax benefit    (6.0)        (6.0)
       Deferred tax asset
         valuation allowance           40.0         40.0
                                 ----------  -----------

         Effective tax rate              (0)%         (0)%


7.     Property and Equipment:

       Property and equipment consists of the following at December 31, 1997:

       Furniture and equipment             $  797,093
       Automotive equipment                    70,334
       Leasehold improvements                 353,627
       Property under capital lease            59,321

                                            1,280,375
       Less:  accumulated depreciation
                 and amortization           1,011,539

       Write down of Net Assets               228,836

       Net Property and Equipment          $   40,000

       Depreciation expense was $229,879 and $299,958 for the years ended December 31, 1997 and 1996, respectively.

8.     Benefit Plans:

       The Company has a 401(k) defined contribution retirement plan that covers substantially all employees. Eligible employees may contribute up to 15% of compensation with matching contributions at the Company's option. The Plan does not require a matching contribution by the Company. The Company did not make a contribution to the plan or incur any expenses in 1997 or 1996.

9.     Debt:

       The Company borrowed $750,000 at 9.5%, per annum, due September 20, 1997, from its largest shareholder. The Note, including interest of $23,750, was extended until March 19, 1998. (See Note 15).

       In June 1997, the Company exchanged 3,822 shares of Series A 10% Redeemable Preferred Stock, two year Warrants to purchase 764,400 shares of Class A Common Stock at $.50 per share and $45,000 in exchange for cancellation of approximately $474,900 of secured debt under the Company line of credit and $22,000 of accrued interest. The Company also extended the Warrants to purchase 50,000 shares of stock at $1.25 per share issued to the bank scheduled to expire August 31, 1998 until August 31, 2006. The transaction resulted in a gain of $69,700 and was recorded as an increase to Additional Paid-in Capital. The remaining balance of $95,448, with interest, at the Bank's prime rate (8.5% at December 31, 1997) plus one percent matured December 31, 1997.

       The Company did not make the required payment on December 31, 1997 but the debt holders have not made a demand for payment and the Company continues to work to restructure the notes.

       During 1996, the Company maintained a $550,000 Line of Credit with interest at the Bank's prime rate (8.25% at December 31, 1996) plus one percent. In October 1996, the credit facility was increased by $20,368 with an interest rate of prime plus two percent to fund the requirements of a Letter of Credit presented to the Bank. The Line of Credit had an outstanding balance of $570,368 on December 31, 1996.

       In consideration for a one year extension from December 31, 1996 until December 31, 1997, the Company issued to the Bank a Warrant expiring August 31, 1998 to purchase 50,000 shares of stock at $1.25 per share. The Company recorded $31,300 as Additional Paid-in Capital and Finance Expenses in connection with the loan extension.

10.    Leases:

       The Company leases office facilities under a lease, as amended, which expires in 1999. The Company has the option to extend the lease in one year intervals for five years. The Company also leases office equipment under operating leases which expire in 2001. The rental expense for the operating lease totaled $275,536 and $267,518 for the years ended December 31, 1997 and 1996, respectively. Contingent rentals are provided on the Company's office facilities based on CPI increases of operating expenses, as defined.

       At December 31, 1997, annual future minimum lease payments under operating leases and the present value of minimum lease payments are as follows:

              Minimum Lease Payment               Operating Lease

                      1998                          $   276,241
                      1999                               62,431
                      2000                                5,868
                      2001                                5,868
                                                    -----------

                      Total minimum lease payments  $   350,408

        In accordance with the preparation of financial statements on the liquidation basis, the Company has included $303,000 in accrued liabilities at December 31, 1997 representing the minimum future lease payments relating to the Company's commitment under the non-cancellable office facilities lease.

11.   Commitments and Contingencies:

      The Company has entered into an Amended Employment and Retirement Agreement effective July 1, 1996 with its former Chairman under which he is retained as a consultant to the Company at a cost of $4,675 per month until December 1, 1998. Effective January 1, 1999, the Company will pay a retirement benefit of $4,675 per month until December 1, 2003. The total present value as of December 31, 1997 for the non-qualified, retirement benefit was $173,578; total expense was $11,070 and $27,250 in 1997 and 1996, respectively.

      On April 1, 1997, the Company ceased making payments under the Agreement while it researches the validity of the Agreement. Since the Company ceased making payment, it has recorded an expense of $42,075 and included that amount in Accrued Liabilities. Additionally, in accordance with the preparation of financial statements on the liquidation basis, the Company has included $56,100 in accrued liabilities at December 31,1997, representing the future payments relating to the Company's commitment under the consulting agreement.

      The Company has historically satisfied claims for its products under warranty. It is not possible to determine the future cost, if any, for future costs under warranty.

12.   Stockholders Equity [Deficit]:

      On November 1, 1996, the shareholders approved an amendment to the Company's Restated Certificate of Incorporation to provide for an increase in the authorization of Class A Common Shares, $.01 par value, from 10,000,000 to 25,000,000 shares.

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

13.   Redeemable Preferred Stock:

      On November 1, 1996, the shareholders approved an amendment to the Company's Restated Certificate of Incorporation to provide for the creation of a new class of 5,000,000 shares of Preferred Stock.

      During 1997, in order to raise funds for the continued development of the CPA product and for the support of ongoing operations, certain officers and directors of the Company and other individuals purchased a total of 8,947 shares of Series A 10% Redeemable Preferred Stock with a stated value of $100 per share, and Warrants for $894,700. Dividends are payable in cash or in additional shares of Series A 10% Redeemable Preferred Stock, at the discretion of the Board of Directors. Dividends paid during 1997 were paid with 190 shares of Series A 10% Redeemable Preferred Stock with a stated value of $19,000 except fractional shares, which were paid in cash. The Preferred Stock is mandatorily redeemable by the Company one year from the date of issuance.

      During April and May of 1997, the Company raised $250,000 from the sale of 2,500 shares of Series A 10% Redeemable Preferred Stock and two year Warrants to purchase 500,000 Class A Common Shares for $.50 per share.

      On June 28, 1997, the Company consummated an exchange with an investor group, including certain officers and directors of the Company. The investor group purchased the Company's Bank Debt and exchanged $474,900 of secured debt and $23,000 of accrued interest for 3,822 shares of Series A 10% Redeemable Preferred Stock, two year Warrants to purchase 764,400 Class A Common Shares for $.50 per share and a $45,000 cash payment. The exchange resulted in a gain of $69,700 and was recorded as Additional Paid-in Capital.

      In December, 1997, the Company raised $262,500 from the sale of 2,625 shares of Series A 10% Redeemable Preferred Stock and two year Warrants to purchase 787,500 Class A Common Shares for $.40 per share sold to a limited number of qualified investors, including certain officers and directors of the Company.

14.   Stock Options and Warrants:

      The Company has various incentive plans. Under these plans, incentive stock options, non-qualified stock options and stock grants may be issued to officers and key employees. Incentive stock options are exercisable at a price equal to the fair market value of the shares at the date of grant. Non-qualified stock options will be exercisable at a price, not less than $0.50 per share, determined by the Board of Directors. All options are exercisable for no longer than ten years from the date of the grant. The plans also provide for grants of stock subject to at least six months deferred vesting. The options generally vest or become fully exercisable over periods ranging from one to four years.

      Stock option and warrant transactions for the years ended December 31, 1997 and 1996 are as follows:


                                                  Weighted    Non-               Weighted
                                      Weighted    Average  Qualified   Weighted   Average
                            Incentive Average    Remaining  Options    Average   Remaining
                              Stock   Exercise  Contractual   and     Exercise  Contractual
                             Options    Price       Life    Warrants   Price       Life

      Balance, December 31,
        1995                 335,200   $1.07      3.1 years   761,873  $1.92    4.0 years
      Granted                277,500   $1.03      4.2 years   287,500  $1.04    4.5 years
      Expired                (59,250)  $1.05        --            --     --       --
      Exercised             (212,500)  $1.10        --            --     --       --

      Balance, December 31,
       1996                  340,950   $1.02      3.7 years 1,049,373  $1.68    3.6 years
      Granted              1,070,000   $ .68        5 years 2,601,900  $ .50    2.7 Years
      Expired                     --      --         --            --     --       --
      Exercised                   --      --         --            --     --       --
      Shares exercisable
      December 31, 1997    1,410,950   $ .76      3.9 years 3,651,273  $ .84    2.7 years


      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options issued to employees and directors.

      In 1997 and 1996, the Company recorded $32,500 and $31,300, respectively, in expense with respect to options granted to non-employees.

      Had compensation cost for the Company's stock options issued to employees and directors been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased, on a pro forma basis, by $153,436, or $.02 per share for the year ended December 31, 1997 and $258,083 or $.04 per share for December 31, 1996. Pro forma amounts were calculated using the Black-Scholes option-pricing model with the following assumptions:

                                             December 31,
                                        1997             1996

      Risk-free interest rate           6.18%            6.198%
      Expected life                    2 years           2 years
      Expected volatility              99.84%            97.2  %
      Expected dividends                 N/A               N/A

      The weighted average exercise price and fair value of options is as follows at December 31:


                                  Weighted Average     Weighted Average
                                   Exercise Price         Fair Value

                                  1997       1996        1997       1996
Options Whose Price:
      Exceeds Market                -        $1.25         -        $.63
       Equals Market              $ .65      $1.06       $ .36      $.57
      Is Less Than Market           -        $1.07         -        $.64

The following table summarizes information about incentive stock options outstanding at December 31, 1997:
                                         Weighted
                                          Average      Weighted
  Range of                               Remaining      Average
Exercise Price            Shares     Contractual Life Exercise Price

$.65 - $.75              1,020,000         4.28          $.66
$1.00 - $1.25              387,450         3.54          $1.00
$3.00- $3.25                 3,500         3.30          $3.25

          The following table summarizes information about non-qualified stock options and warrants outstanding at December 31, 1997:

                                         Weighted
                                          Average      Weighted
  Range of                               Remaining      Average
Exercise Price            Shares     Contractual Life Exercise Price

 $.40 - $.50             2,051,900         4.67          $.46
 $.50-$.75                 550,000         4.25          $.65
 $1.00-$1.25               287,500          3.7          $1.04
 $1.75-$2.00               761,873          2.3          $1.92

Net loss and net loss per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123, is as follows:

                              December 31,
                           1997            1996

Net Loss
 As reported           $(3,043,779)     $(3,861,863)
  Pro forma            $(3,197,215)     $(4,119,946)

Loss per share
 As reported              $(.46)          $(.71)
  Pro forma               $(.48)          $(.75)

15.   Related Party Transactions:

      In March 1997, the Company borrowed $750,000 due September 1997 from its principal shareholder with an interest rate of prime rate (8.5%) plus one percent (1%). Upon maturity, the interest of $23,750 and the principal were extended until March 19, 1998. The Company is in discussions to extend the note.

      During April and May of 1997, the Company raised $250,000 from the sale of 2,500 shares of Series A 10% Redeemable Preferred Stock and two year Warrants to purchase 500,000 Class A Common Shares for a $.50 per share. Officers and directors purchased 1,900 shares of Preferred Stock and 380,000 Warrants.

      On June 28, 1997, the Company consummated an exchange with an investor group, including certain officers and directors of the Company. The investor group purchased the Company's Bank Debt and exchanged $474,900 of secured debt and $22,000 of accrued interest for 3,822 shares of Series A 10% Redeemable Preferred Stock, two year Warrants to 764,400 Class A Common Shares for $.50 per share and a $45,000 cash payment. The exchange resulted in a gain of $69,700 and was recorded as Additional Paid-in Capital. Officers and directors exchanged $283,900 of Bank Debt and accrued interest for 2,184 shares of Preferred Stock and 436,800 Warrants.

      Officers and directors are currently due $49,995 of the remaining secured debt of $95,448. The note matured December 31, 1997 and bears interest at prime rate (8.5%) plus one percent (1%). The secured note holders have not made a demand for payment and the Company continues to negotiate to restructure the notes.

      In December 1997, the Company raised $262,500 from the sale of 2,625 shares of Series A 10% Redeemable Preferred Stock and two year Warrants to purchase 787,500 Class A Common Shares for $.40 per share sold to a limited number of qualified investors, including certain officers and directors of the Company. Officers and directors purchased 1,275 shares of Preferred Stock and 382,500 Warrants.

      In order to raise funds for the continued development of the CPA product and for the support of ongoing operations, on September 20, 1996 certain officers and directors of the Company and other individuals purchased a total of 1,678,023 shares of the Company's Class A Common Stock at $1.00 per share. The total proceeds to the Company were $1,678,023.

      At December 31, 1997 and 1996, the Company has three notes receivable from officers of the Company totaling $95,000 which are included as a reduction of capital in the stockholders' equity section of the Balance Sheet. The notes are for $20,000, $35,000 and $40,000, are non-recourse to the borrower and are secured by 20,000, 35,000 and 40,000 shares of AW Computer Systems, Inc. Class A Common Stock, respectively. The notes have an interest rate of 6.1% and mature October 1, 1999.

16.   Fair Value of Financial Instruments

      In assessing the fair value of financial instruments at December 31, 1997, the Company was required to make assumptions, which were based on estimates of market conditions and risks existing at that time. For its cash equivalents, and accounts receivable amount approximates fair value because they have been written down to estimated liquidation basis. Based on the financial condition of the Company, however, it is not practicable to determine the fair value of the companies liabilities.

17.   New Authoritative Accounting Pronouncements

      The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for the fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of the financial statements for the earlier periods provided for comparative purposes is required. SFAS No. 130 will not have an effect upon the Company's results of operations as it is an income statement presentation accounting pronouncement only.

      The FASB has issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in the annual financial statements and required the reporting of selective information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. Management is in the process of evaluating the disclosure requirements. SFAS No.131 will not have an effect on the Company's results of operations as it is a disclosure accounting pronouncement only.

18.   Loss Per Share:

      The calculation of net loss per share attributable to common stockholders for the year ended December 31, 1997 and 1996, includes the undeclared and unpaid dividends on preferred stock of $22,843 and $-0- which represents the quarterly dividends of $2.50 and $-0- per share, respectively.

      Stock options and warrants outstanding at December 31, 1997 and 1996 to purchase 5,062,223 and 1,390,323, respectively, shares of common stock were not included in the computation of earnings per share assuming dilution because the options and warrants would be anti-dilutive, however, the options and warrants could be dilutive in the future.

19.   Stockholders' Deficit Reconciliation

      The following table reconciles stockholders' deficit at December 31,1997, from the going concern basis to the liquidation basis


      Stockholders' Deficit at December 31, 1997
      (Going Concern - Basis)                                       $(2,161,744)

      Adjustment to Reflect Change to Liquidation Basis of
      Accounting (Note 1)                                              (264,154)

      Estimated Cost to be Incurred During Period of Liquidation
      (Note 1)                                                         (434,100)

      Ending Net Liabilities - Liquidation Basis                    $(2,859,998)
                                                                    ===========

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          AW COMPUTER SYSTEMS, INC.
                                          (Registrant)


                                          By:/s/ Charles Welch
                                          Charles Welch
                                          Chief Executive Officer/President

                                          By:/s/ Charles F. Trapp
                                          Charles F. Trapp
                                          Vice President, Finance
                                         (Principal Financial Officer)

Dated:April 23, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                     Title                      Date
   /s/ Charles McMullin      Chairman/Chief Operating        April 23, 1998
       Charles McMullin            Officer/Director
   /s/ Charles Welch          CEO/President/Director         April 23, 1998
       Charles Welch

Supplemental Information to be furnished with Reports Filed Pursuant to Section l5(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section l2 of the Act.


                                 Not Applicable.

                                EXHIBIT INDEX
------------------------------------------------------------------------------

                                                 PAGE NUMBERED IN SEQUENTIAL
                                                     NUMBERING SYSTEM AS
  EXHIBIT                                          DESCRIBED IN RULE 0-3(b)
   INDEX     DESCRIPTION OF INDEX               WHERE EXHIBIT CAN BE FOUND
    3A   Amendment to the Company's    Exhibit 3A-1 to the Company's Quarterly
         Restated Certificate of       Report on Form 10-Q for the quarter ended
         Incorporation dated           June 30, 1987 is incorporated herein by
         June 30, 1987.                reference at page 21.

   3A-1  Amendment to the Company's    Exhibit 3A-1 to the Company's  Quarterly
         Restated Certificate of       Report on Form 10-Q for the quarter ended
         Incorporation dated           June 30, 1987 is incorporated herein by
         June 30, 1987.                reference at page 21.

   3B    The Company's Amended and     Exhibit 3B to the Company's Annual Report
         Restated By-Laws.             on Form 10-KSB for the year ended
                                       December  31, 1994 is  incorporated
                                       herein by reference at page 21.

   3C-1  The Company's Registration    Exhibit 3C-1 to the Company's Quarterly
         Statement on Form S-8.        Report on Form 10-QSB for the quarter
                                       ended September 30, 1995 is incorporated herein by reference at page 21.

  4F     Specimen Certificate for      Exhibit 4F to the Company's Annual Report
         Class A Common Shares.        on Form 10-KSB for the year ended
                                       December  31, 1994 is  incorporated
                                       herein by reference at page 22.

 10D-4   Supplemental  Employment      Exhibit 10D-4 to the Company's  Annual
         and Retirement  Agreement     Report on Form 10-KSB for the year ended
         dated March 1, 1993 between   December  31,  1993  is incorporated
         Nicholas  Ambrus  and the     herein by reference at page 22.
         Company.

 10E     Employment Agreement dated    Exhibit 28C to the Company's Registration
         October 1, 1986 between       Statement No. 33-1898 is incorporated
         Charles Welch and the         herein by reference.  Exhibit 10E to the
         Company.                      Company's  Annual  Report  on  Form
                                       10-K  for the year  ended  December
                                       31, 1990 is incorporated  herein by
                                       reference at page 22.

                                EXHIBIT INDEX
------------------------------------------------------------------------------

                                                 PAGE NUMBERED IN SEQUENTIAL
                                                     NUMBERING SYSTEM AS
 EXHIBIT                                          DESCRIBED IN RULE 0-3(b)
 INDEX          DESCRIPTION OF INDEX            WHERE EXHIBIT CAN BE FOUND

10E-1  Amendment  Number  Two to       Exhibit  10P-1  to the  Company's  Annual
       Employment  Agreement between   Report on Form 10-KSB for the year ended
       the Company and Charles Welch.  December 31, 1995 is  incorporated herein by reference at page 22.

10F    Employment Agreement between    Exhibit 10F to the Company's Annual
       the Company and Charles J.      Report on Form 10-KSB for the year ended
       McMullin dated April 25, 1994.  December 31, 1994 is incorporated herein by reference at page 22.

10G    Employment  Agreement  between  Exhibit  10P-1 to the  Company's Annual
       Company and P. Michael Lutze    Report on Form 10-KSB for the year ended
       dated February 15, 1996.        December 31, 1995 is incorporated
                                       herein by reference at page 22.

10H    Lease between Linpro Industrial Exhibit 10H to the Company's Annual
       Limited and the Company dated   Report on Form 10-K for the year ended
       August 12, 1983.                December 31, 1983 is incorporated herein
                                       by reference at page 22.

10H-1  Amendment  dated  August 1,1986 Exhibit  10H-1 to the  Company's Annual
       to the Lease between Linpro     Report on Form 10-K for the year  ended
       Industrial Limited  and  the    December  31, 1986 is incorporated herein
       Company.                        by reference at page 23.

10H-2  Amendment dated December 2,1986 Exhibit  10H-2 to the  Company's Annual
       to the Lease between  Linpro    Report on Form 10-K for the year ended
       Industrial   Limited  and  the  December  31, 1986 is incorporated herein
       Company                         by reference at page 23.

10H-3  Sixth Amendment dated November  Exhibit 10H-3 to the Company's Annual
       27, 1991 to Lease  between      Report on Form 10-K for the year ended
       Linpro South  Jersey,  Inc.     December  31, 1991 is incorporated herein
       and  the  Company               by reference at page 23.

10H-4 Seventh Amendment dated June 7, Exhibit 10H-4 to the Company's Annual 1992 to lease between Linpro Report on Form 10-KSB for the year ended
       Greentree  Business Centre      December 31, 1987 is incorporated herein
       Partnership and the Company.    by reference at page 23.

                                EXHIBIT INDEX
------------------------------------------------------------------------------

                                                 PAGE NUMBERED IN SEQUENTIAL
                                                     NUMBERING SYSTEM AS
 EXHIBIT                                          DESCRIBED IN RULE 0-3(b)
 INDEX          DESCRIPTION OF INDEX            WHERE EXHIBIT CAN BE FOUND

10H-5 Eighth Amendment dated February Exhibit 10H-5 to the Company's Annual 15, 1994 to lease between Linpro Report on Form 10-KSB for the year ended
       Greentree  Business  Centre      December 31, 1994 is incorporated herein
       Partnership and the Company.     by reference at page 23.

10M-16 Addendum to the  Referral        Exhibit  10M-16 to the  Company's Annual
       Agreement between NCR            Report on Form 10-KSB for the year ended
       Corporation and the Company      December 31, 1994 is incorporated herein
       dated  December 10, 1993.        by reference at page 23.

10M-18 Solution  Provider  Agreement    Exhibit  10P-1 to the  Company's Annual
       between Microsoft  Corporation   Report on Form 10-KSB for the year ended
       and the Company  dated  August   December 31, 1995 is incorporated herein
       1995.                            by reference at page 23.

10N-2  The  Company's  October 1992     Exhibit  10N-2 to the  Company's Annual
       Stock Option and Stock Grant     Report on Form 10-KSB for the year ended
       Plan (as amended).               December 31, 1992 is incorporated herein
                                        by reference at page 24.

10P-1  Addendum to Warrant  Agreement   Exhibit 10P-1 to the Company's Annual
       between  the  Company and Winn-  Report on Form 10-KSB for the year ended
       Dixie  Stores,  Inc.  dated      December 31, 1995 is incorporated herein
       March  8, 1996.                  by reference at page 24.

10V    Agreement for the Procurement of Exhibit 10V to the Company's Annual
       Life  Insurance  dated May 13,   Report on Form 10-K for the year ended
       1986 between  the  Company  and  December 31, 1986 is incorporated herein
       Nicholas Ambrus.                 by reference at page 24.

10W    Agreement for the Procurement of Exhibit 10W to the Company's Annual
       Life  Insurance  dated May 13,   Report on Form 10-K for the year ended
       Nicholas between  the  Company   December 31, 1986 is incorporated herein
       and  Charles Welch.              by reference at page 24.

21     Subsidiaries of the Registrant.  Page 55.

                                EXHIBIT INDEX
------------------------------------------------------------------------------
                                                 PAGE NUMBERED IN SEQUENTIAL
                                                     NUMBERING SYSTEM AS
 EXHIBIT                                          DESCRIBED IN RULE 0-3(b)
 INDEX          DESCRIPTION OF INDEX            WHERE EXHIBIT CAN BE FOUND

    27      Financial Data Schedules,            CE
            electronically filed, as per
            Regulation SB.

            No reports on Form 8-K were filed
            by the Company during the last
            quarter of 1997.

                                                                    EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

AW Computer Systems - Florida, Inc.        Incorporated in the State of Florida

     Conducts business under the name of AW Computer Systems - Florida, Inc.