Form 10QSB
period 1998-03-31
AW COMPUTER SYSTEMS INC
filed 1998-07-17
CIK 319037

Page numbered in accordance with Rule 0-3(b). Page 1 of 9.
                             There are no exhibits.




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

      [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the quarterly period ended        March 31, 1998
                                     ----------------------------

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES ACT OF 1934

    For the transition period from _________________ to ____________________

              Commission File Number            0-10329

                            AW COMPUTER SYSTEMS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                   New Jersey                           22-1991981
                   -----------------------------------------------
         (State or other jurisdiction of      (IRS Employer Identifications No.)
         incorporation or organization)

                9000A Commerce Parkway, Mt. Laurel, New Jersey  08054
                -----------------------------------------------------
                (Address of principal executive offices)(Zip Code)

                           609-234-3939
                           ------------
         (Registrant's telephone number, including area code)

                                N/A
                                ---
  (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 15, 1998, there were issued and outstanding 6,670,567 Class A Common Shares of the Company.

          Page numbered in accordance with Rule 0-3(b). Page 2 of 9.
                             There are no exhibits.




                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

         Contents:

          Consolidated Statements of Operations for three months ended March 31, 1998 and 1997.

          Consolidated Statement of Assets and Liabilities in Liquidation as of March 31, 1998.

          Consolidated Statements of Cash Flow for three months ended March 31, 1998 and 1997.

          Notes to Interim Consolidated Financial Statements for three months ended March 31, 1998.

Item 2.  Management's Discussion and Analysis of Plan of Operation

          Page numbered in accordance with Rule 0-3(b). Page 3 of 9.
                             There are no exhibits.




                             AW COMPUTER SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                     (UNAUDITED)



                                                        1 9 9 8       1 9 9 7
                                                        -------       -------

Revenues                                              $  304,626   $   188,854

Costs of revenues                                        367,069       309,606
                                                      ----------   -----------

Gross (Loss)                                             (62,443)     (120,752)
                                                      ----------   -----------

Selling, general, and administrative expenses            468,408       813,886
Development expense                                           --        18,357
Interest expense                                          21,455        13,117
Other (income) - net                                        (208)       (5,195)
                                                      ----------   -----------

                                                         489,655       840,165

Loss before income taxes                                (552,098)     (960,917)
Income tax (benefit)                                          --            --
                                                      ----------   -----------

Net (loss)                                            $ (552,098)  $  (960,917)
                                                      ==========   ===========

Basic Loss Per Share Computation:
  Net (loss)                                          $ (552,098)  $  (960,917)
  Preferred Stock Dividends Requirements                  23,413            --
                                                      ----------   -----------

  Net Loss Available to Common Shareholders           $ (575,511)  $  (960,917)
                                                      ==========   ===========

Average shares outstanding                             6,670,567     6,680,567
                                                      ==========   ===========

(Loss) Per Share                                      $     (.09)  $      (.14)
                                                      ==========   ===========

The accompanying notes are an integral part of the consolidation financial statements.

          Page numbered in accordance with Rule 0-3(b). Page 4 of 9.
                             There are no exhibits.



                           AW COMPUTER SYSTEMS, INC.
         CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES IN LIQUIDATION

                                 MARCH 31, 1998

                                     ASSETS

Current assets:
  Cash and cash equivalents                                      $    29,991
  Accounts and contract receivable, less allowance for
   doubtful accounts of $12,817                                       23,891

  Total current assets                                                53,882

Property and equipment, net                                           14,645
                                                                      ------

  Total assets                                                        68,527
                                                                      ------

                                  LIABILITIES
Current liabilities:
  Secured Notes Payable                                               95,448
  Note Payable                                                       773,750
  Customer deposits                                                  100,000
  Accounts payable                                                   181,263
  Accrued liabilities                                                818,323
  Accrued compensation                                               417,061
  Redeemable Preferred Stock                                         913,700
  Deferred Compensation Payable                                      181,078
                                                                 -----------

  Total current liabilities                                        3,480,623
                                                                   ---------

Commitments and contingent liabilities                                    --

Net Liabilities - Liquidation Basis                              $(3,412,096)
                                                                 ===========



The accompanying notes are an integral part of the consolidation financial statements.

          Page numbered in accordance with Rule 0-3(b). Page 5 of 9.
                             There are no exhibits.




                           AW COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                         1 9 9 8       1 9 9 7
                                                         -------       -------

Cash flows from operating activities:
  Net (loss):                                          $ (552,098)  $  (960,917)
  Adjustments to reconcile net (loss) to
   net cash provided by (used in) operating
   activities:
   Depreciation and amortization                               --        37,777

   Decrease (increase) in:
     Accounts receivable                                  154,935         7,556
     Costs incurred and estimated earnings on
      uncompleted contracts                                    --       (12,434)
     Inventories                                               --         1,500
     Prepaid expenses                                      23,861        (5,748)

   Increase (decrease) in:
     Accounts payable                                      89,295        26,896
     Accrued liabilities                                  153,498       (33,749)
     Accrued cost                                              --            --
     Accrued compensation                                  46,263        62,500
     Deferred compensation                                  7,500            --
     Other current liabilities                            (25,556)       11,828
                                                       ----------   -----------

  Net cash (used in) operating activities                (102,302)     (864,791)
                                                       ----------   -----------

Cash flows from investing activities:
  Capital expenditures                                         --        (4,391)
  Capital disposals                                        25,355            --
                                                       ----------   -----------

Net cash (used in) investing activities                    25,355        (4,391)
                                                       ----------   -----------

Cash flows from financing activities: Net borrowing
 (payments):
   Payments on long-term debt                                  --            --
   Payments on lease obligations                               --            --
   Net (advances) repayments of related party loans            --            --
   Proceeds from issuance of common shares                     --        45,050
                                                       ----------   -----------

Net cash provided (used) by financing activities               --        45,050
                                                       ----------   -----------

Increase (Decrease) in cash and equivalents               (76,947)     (824,132)

Cash and cash equivalents, beginning of year              106,938       919,621
                                                       ----------   -----------

Cash and cash equivalents, end of period               $   29,991   $    95,489
                                                       ==========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

          Page numbered in accordance with Rule 0-3(b). Page 6 of 9.
                             There are no exhibits.




               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1. On May 6,1998 AW Computer Systems, Inc filed for court protection under Chapter 11 of the Federal Bankrupcy Code. On March 10, 1998 the Company adopted liquidation basis accounting. The accompaning consolidated statement of assets and liabilities as March 31, 1998 has been prepared using that basis.

          Page numbered in accordance with Rule 0-3(b). Page 7 of 9.
                             There are no exhibits.



Item 2   Management's Discussion and Analysis of Plan of Operation

         On May 6, 1998 AW Computer Systems, Inc., a New Jersey corporation filed for court protection under Chapter 11 of the Federal Bankruptcy Code. As previously reported, AW discontinued operations on March 10, 1998. The Company's efforts to obtain long term financing had not been successful nor was the company able to increase the sales of its products. Subsequently, the Company has reached an agreement with the landlord to return the leased property for a full release of all past due and future rent obligations. This agreement has been finalized and the Company has vacated the property. The Company has sold substantially all of its furniture and office equipment.

          Page numbered in accordance with Rule 0-3(b). Page 8 of 9.
                             There are no exhibits.


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings - No material developments.

Item 2.  Changes in Securities - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits - None.

         b. Reports on Form 8-K - May 6, 1998

          Page numbered in accordance with Rule 0-3(b). Page 9 of 9.
                             There are no exhibits.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AW COMPUTER SYSTEMS, INC.
                                        (REGISTRANT)



Date: July 15, 1997                     \s\ Charles J. McMullin
      -------------                     -----------------------
                                            Charles J. McMullin
                                            Chairman


Date: July 15, 1997                     \s\ Charles F. Trapp
     --------------                     --------------------
                                            Charles F. Trapp
                                            Vice President, Finance
                                            (Principal Financial Officer)