Form 10QSB
period 1998-06-30
AW COMPUTER SYSTEMS INC
filed 1998-09-10
CIK 319037

Page numbered in accordance with Rule 0-3(b). Page 1 of 9



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

      [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the quarterly period ended               June 30, 1998
                                     ---------------------------

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 15, 1998 there were issued and outstanding 6,670,567 Class A Common Shares of the Company.

          Page numbered in accordance with Rule 0-3(b). Page 2 of 9


                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Interim Financial Statements - (Unaudited)

         Contents:   Page

            Consolidated Statements of Operations - Going Concern Basis
            for the three and six month periods ended June 30, 1998
            and June 30, 1997.                                            3

            Consolidated Statement of Assets and Liabilities in
            Liquidation as of June 30, 1998.                              4

            Consolidated Statements of Cash Flows - Going Concern Basis
            for the six month periods ended June 30, 1998 and
            June 30, 1997.                                                5

            Notes to Interim Consolidated Financial Statements.           6

            Management's Discussion and Analysis or Plan of
            Operation.                                                    7

          Page numbered in accordance with Rule 0-3(b). Page 3 of 9



                   AW COMPUTER SYSTEMS, INC. DEBTOR IN POSSESSION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              GOING CONCERN BASIS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                     (UNAUDITED)

                                Three months ended        Six months ended
                                     June 30,                  June 30,
                                     --------                  --------
                                1 9 9 8     1 9 9 7      1 9 9 8       1 9 9 7
                                -------     -------      -------       -------

Revenues                     $        -- $   241,938   $  304,626   $   430,792

Cost of revenues                      --     370,652      367,069       680,258
                             ----------- -----------   ----------   -----------

  Gross profit (loss)                 --    (128,714)     (62,443)     (249,466)
                             ----------- -----------   ----------   -----------

Selling, general and
 administrative expenses         124,894     640,871      593,302     1,454,757

Development expense                   --      11,123           --        29,480

Interest expense                  16,557      13,402       38,012        26,519

Other (income) - net                  --      (2,326)        (208)       (7,521)

Loss on Sale of Fixed Assets       9,880          --        9,880            --
                             ----------- -----------   ----------   -----------

                                 151,331     663,070      640,986     1,503,235
                             ----------- -----------   ----------   -----------

  Income (loss) before
   income tax                   (151,331)   (791,784)    (703,429)   (1,752,701)

Income tax (benefit)                  --          --           --            --
                             ----------- -----------   ----------   -----------

  Net (loss)                 $  (151,331)$  (791,784)  $ (703,429)  $(1,752,701)
                             =========== ===========   ==========   ===========

Per share statistics:
   Net loss per share        $      (.02)$      (.12)  $     (.11)  $      (.26)
                             =========== ===========   ==========   ===========

Average shares outstanding     6,670,567   6,649,031    6,670,567     6,654,271
                             =========== ===========   ==========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

          Page numbered in accordance with Rule 0-3(b). Page 4 of 9


                   AW COMPUTER SYSTEMS, INC. DEBTOR IN POSSESSION
         CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES IN LIQUIDATION

                                 AS OF JUNE 30, 1998
                                     (UNAUDITED)

                                       ASSETS

Current Assets:
  Cash and cash equivalents                                         $    69,206
  Accounts and contract receivables, less allowance for doubtful
   accounts of $6,817                                                     4,113
                                                                    -----------

  Total Current Assets                                                   73,319

Property and equipment, net                                               1,000

   Total Assets                                                     $    74,319
                                                                    ===========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts  payable-Post Petition                                   $     7,977
  Current portion of long-term debt-secured                              95,448

  Liabilities Subject to Chapter 11
   Accounts payable                                                     206,881
   Accrued liabilities                                                  857,721
   Accrued compensation                                                 501,191
   Deposits                                                             100,000
   Note payable                                                         773,750
   Redeemable Preferred Stock                                           913,700
   Deferred compensation payable                                        181,078
                                                                    -----------

   Total Liabilities subject to Chapter 11                            3,534,321
                                                                    -----------

  Total Liabilities                                                   3,637,746

Commitments and contingent liabilities

  Net Liabilities- Liquidation Basis                                $(3,563,427)


The accompanying notes are an integral part of the consolidated financial statements.

          Page numbered in accordance with Rule 0-3(b). Page 5 of 9


                   AW COMPUTER SYSTEMS, INC. DEBTOR IN POSSESSION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              GOING CONCERN BASIS

           FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                     (UNAUDITED)

                                                           Six months ended
                                                               June 30,
                                                         1 9 9 8       1 9 9 7
                                                         -------       -------

Cash flows, from operating activities:
  Net income (loss):                                   $ (703,429)  $(1,752,701)
Adjustments to reconcile net income to net
  cash provided by/(used in) operating activities:
  Depreciation and amortization                                --       108,765

  Decrease (increase) in:
   Accounts receivable                                    174,713         6,202
   Costs and estimated earnings
     on uncompleted contracts                                  --       (58,205)
   Inventories                                                 --         5,000
   Prepaid expenses                                        23,861        (3,370)
   Other assets                                                --            --

  Increase (decrease) in:
   Accounts payable                                       122,890       (53,582)
   Accrued liabilities                                    192,896        55,530
   Accrued cost                                                --       (50,000)
   Other liabilities                                      112,337        99,832
                                                       ----------   -----------

  Net cash provided by (used in) operating activities     (76,732)   (1,642,529)
                                                       ----------   -----------

Cash flows, from investing activities:
  Capital (expenditures) disposals                         39,000        (5,663)
  Computer software capitalized                                --            --
                                                       ----------   -----------

  Net cash (used in) investing activities                  39,000        (5,663)
                                                       ----------   -----------

Cash flows, from financing activities: Net borrowing
 (payments):
   Long-term debt and lease obligations                        --      (474,920)
   Net (advances) repayments of note payables                  --       750,000
  Proceeds from issuance of common shares                      --        45,050
  Proceeds from issuance of preferred shares                   --       635,600
  Payment of dividend                                          --        (4,183)
  Additional paid in capital from debt exchange                --        69,720
                                                       ----------   -----------

  Net cash provided by (used in) financing activities          --     1,021,267
                                                       ----------   -----------

  Increase (decrease), cash and cash equivalents          (37,732)     (626,925)

Cash and cash equivalents:
  Beginning of period                                     106,938       919,621
                                                       ----------   -----------

  End of period                                        $   69,206   $   292,696
                                                       ==========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

          Page numbered in accordance with Rule 0-3(b). Page 6 of 9


               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (UNAUDITED)

1. On May 5, 1998 AW Computer Systems, Inc filed for court protection under Chapter 11 of the Federal Bankruptcy Code. On March 10, 1998 the Company adopted liquidation basis accounting. The accompanying consolidated statement of assets and liabilities as of June 30, 1998 has been prepared using that basis.

2. These statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes included in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-KSB.

          Page numbered in accordance with Rule 0-3(b). Page 7 of 9


Item 2  Management's Discussion and Analysis or Plan of Operation

        On May 5, 1998 AW Computer Systems, Inc., a New Jersey corporation, filed for court protection under Chapter 11 of the Federal Bankruptcy Code. As previously reported AW discontinued operations on March 10, 1998. The Company's efforts to obtain long term financing had not been successful nor was the company able to increase the sales of its products. The Company's efforts to sell or franchise its software products have been hindered by its current position in Chapter 11. The Company continues its efforts to realize value from its software products. Subsequently, the Company has reached an agreement with the landlord to return the leased property for a full release for all past due and future rent obligations. This agreement has been finalized and the company has vacated the property. The Company has sold substantially all of its furniture and office equipment.

          Page numbered in accordance with Rule 0-3(b). Page 8 of 9


                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings
            On May 5, 1998 AW Computer Systems, Inc filed for court protection under Chapter 11 of the Federal Bankruptcy Code.

Item 2. Changes in Securities - None.

Item 3. Defaults Upon Senior Securities.
            The Company did not make the required payment of $95,448 plus interest on its secured debt due December 31, 1998 and has not made the required interest payments. The facility is collateralized by substantially all the company's assets.

            The Company did not make the required payment of $773,750 plus interest on its unsecured note due March 19, 1998.

Item 4. Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information - None.

Item 6. Exhibits and Reports on Form 8

        a.  Exhibits: None

        b.  Reports on Form 8-K -May 6,1998

          Page numbered in accordance with Rule 0-3(b). Page 9 of 9

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AW COMPUTER SYSTEMS, INC.
                                         (REGISTRANT)



Date: September 2, 1998                \s\ Charles J. McMullin
                                           Charles J. McMullin
                                           Chairman


Date: September 2, 1998                 \s\ Charles F. Trapp
                                            Charles F. Trapp
                                            Vice President, Finance
                                            Principal Financial Officer