Form 10QSB
period 1998-09-30
AW COMPUTER SYSTEMS INC
filed 1998-12-17
CIK 319037

Page numbered in accordance with Rule 0-3(b). Page 1 of 9

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended             September 30, 1998
                                     ------------------------------

                                       OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES ACT OF 1934

         For the transition period from _________________ to __________________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 15, 1998 there were issued and outstanding 6,670,567 Class A Common Shares of the Company.

          Page numbered in accordance with Rule 0-3(b). Page 2 of 9

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Interim Financial Statements - (Unaudited)

         Contents:                                                      Page

            Consolidated Statements of Operations - Going Concern Basis
            for the three and nine month periods ended September 30, 1998 and
            September 30, 1997.                                           3

            Consolidated Statement of Assets and Liabilities in Liquidation
            as of September 30, 1998.                                     4

            Consolidated Statements of Cash Flows - Going Concern Basis
            for the nine month periods ended September 30, 1998
            and September 30, 1997.                                       5

            Notes to Interim Consolidated Financial Statements.           6

            Management's Discussion and Analysis or Plan of
            Operation.                                                    7

          Page numbered in accordance with Rule 0-3(b). Page 3 of 9


                   AW COMPUTER SYSTEMS, INC. DEBTOR IN POSSESSION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                 GOING CONCERN BASIS

         FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND
                                 SEPTEMBER 30, 1997
                                     (UNAUDITED)

                                    Three months ended        Nine months ended
                                       September 30,             September 30,
                                       -------------             -------------
                                    1 9 9 8     1 9 9 7      1 9 9 8       1 9 9 7
                                    -------     -------      -------       -------

Revenues                         $        -- $   385,228   $  304,626   $   816,020

Cost of revenues                          --     289,540      367,069       969,798
                                 ----------- -----------   ----------   -----------

  Gross profit (loss)                     --      95,688      (62,443)     (153,778)
                                 ----------- -----------   ----------   -----------

Selling, general and administrative
  expenses                           134,391     486,267      727,693     1,941,024

Development expense                       --      11,141           --        40,621

Interest expense                       2,612      28,327       40,624        54,846
Other (income) - net                    (766)         (  1,297)  (974)       (8,818)

Loss on Sale of Fixed Assets              --          --        9,880            --
                                 ----------- -----------   ----------   -----------

                                     136,237     524,438      777,223     2,027,673
                                 ----------- -----------   ----------   -----------

  Loss before income tax            (136,237)   (428,750)    (839,666)   (2,181,451)

Income tax (benefit)                      --          --           --            --
                                 ----------- -----------   ----------   -----------

  Net loss                       $  (136,237)$  (428,750)  $ (839,666)  $(2,181,451)
                                 =========== ===========   ==========   ===========

Per share statistics:
   Net loss per share            $     (.02) $      (.07)  $     (.13)  $      (.33)
                                 ==========  ===========   ==========   ===========


Average shares outstanding         6,670,567   6,670,567    6,670,567     6,659,703
                                 =========== ===========   ==========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

Page numbered in accordance with Rule 0-3(b).  Page 4 of 9

                   AW COMPUTER SYSTEMS, INC. DEBTOR IN POSSESSION
           CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES IN LIQUIDATION

                              AS OF SEPTEMBER 30, 1998
                                     (UNAUDITED)

  ASSETS

Current Assets:
  Cash and cash equivalents                                        $    62,110
  Accounts and contract receivables, less allowance for doubtful
   accounts of $6,162                                                       --
                                                                   -----------

  Total Current Assets                                                  62,110

Property and equipment, net                                              1,000

   Total Assets                                                    $    63,110
                                                                   ===========
                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts  payable and Accrued Expenses-Post Petition             $     9,505
  Current portion of long-term debt-secured                             95,448
                                                                   -----------

                                                                       104,953

  Liabilities Subject to Chapter 11:
   Accounts payable                                                    206,881
   Accrued liabilities                                                 857,721
   Accrued compensation                                                611,191
   Deposits                                                            100,000
   Note payable                                                        773,750
   Redeemable Preferred Stock                                          913,700
   Deferred compensation payable                                       194,578
                                                                   -----------

   Total Liabilities subject to Chapter 11                           3,657,821
                                                                   -----------

  Total Liabilities                                                  3,762,774

Commitments and contingent liabilities                                      --

  Net Liabilities- Liquidation Basis                               $(3,699,664)


The accompanying notes are an integral part of the consolidated financial statements.

Page numbered in accordance with Rule 0-3(b).  Page 5 of 9

                   AW COMPUTER SYSTEMS, INC. DEBTOR IN POSSESSION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 GOING CONCERN BASIS

                FOR THE NINE MONTH PERIODS ENDED SEPTEMBER  30, 1998
                               AND SEPTEMBER  30, 1997
                                     (UNAUDITED)

                                                           Nine months ended
                                                            September  30,
                                                         1 9 9 8       1 9 9 7
                                                         -------       -------

Cash flows, from operating activities:
  Net loss:                                            $ (839,666)  $(2,181,451)
Adjustments to reconcile net income to net
  cash providedby/(used in) operating activities:
  Depreciation and amortization                                --       180,669

  Decrease (increase) in:
   Accounts receivable                                    178,826      (152,312)
   Costs and estimated earnings
     on uncompleted contracts                                  --       200,015
   Inventories                                                 --         5,000
   Prepaid expenses                                        23,861        11,487

  Increase (decrease) in:
   Accounts payable                                       124,418       (42,342)
   Accrued liabilities                                    192,896       118,368
   Accrued cost                                                --      (100,000)
   Other liabilities                                      235,837        58,855
                                                       ----------   -----------

  Net cash (used in) operating activities                 (83,828)   (1,901,711)
                                                       ----------   -----------

Cash flows, from investing activities:
  Capital (expenditures) disposals                         39,000        12,864
                                                       ----------   -----------

Cash flows, from financing activities: Net
  borrowing (payments):
   Long-term debt and lease obligations                        --      (474,920)
   Net (advances) repayments of note payables                  --       773,750
  Proceeds from issuance of common shares                      --        34,240
  Proceeds from issuance of preferred shares                   --       635,600
  Payment of dividend                                          --       (20,075)
  Additional paid in capital from debt exchange                --        69,720
                                                       ----------   -----------

  Net cash provided by (used in) financing activities          --     1,018,315
                                                       ----------   -----------

  Decrease in cash and cash equivalents                   (44,828)     (870,532)

Cash and cash equivalents:
  Beginning of period                                     106,938       919,621
                                                       ----------   -----------

  End of period                                        $   62,110   $    49,089
                                                       ==========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

          Page numbered in accordance with Rule 0-3(b). Page 6 of 9

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER  30, 1998
                                   (UNAUDITED)

1. On May 5, 1998 AW Computer Systems, Inc filed for court protection under Chapter 11 of the Federal Bankruptcy Code. On March 10, 1998 the Company adopted liquidation basis accounting. The accompanying consolidated statement of assets and liabilities as of September 30, 1998 has been prepared using that basis.

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

          Page numbered in accordance with Rule 0-3(b). Page 8 of 9

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings
         On May 5, 1998 AW Computer Systems, Inc filed for court protection under Chapter 11 of the Federal Bankruptcy Code.

Item 2. Changes in Securities - None.

Item 3. Defaults Upon Senior Securities.
         The Company did not make the required payment of $95,448 plus interest on its secured debt due December 31, 1997 and has not made the required interest payments. The facility is collateralized by substantially all the company's assets.

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


                            AW COMPUTER SYSTEMS, INC.
                                        (REGISTRANT)



Date: December 17, 1998                 \s\ Charles J. McMullin
      ------------------                ---------------------------------
                                           Charles J. McMullin
                                           Chairman


Date: December 17, 1998                 \s\ Charles F. Trapp
     -------------------                ---------------------------------
                                           Charles F. Trapp
                                           Vice President, Finance
                                           Principal Financial Officer